Form 10QSB
period 2003-03-31
WESTON TECHNOLOGIES CORP
filed 2003-05-08
CIK 1169353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from __________ to _____________

               Commission file number:               000-49856
                                       __________________________________

                           WESTON TECHNOLOGIES CORP.
 ------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as specified in its charter)

                    Delaware                     75-3022004
 ------------------------------------------------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)

               524 Westgate Drive, Edison, New Jersey 08820
-------------------------------------------------------------------------
                 (Address of principal executive offices)

                             (908) 412-9273
-------------------------------------------------------------------------
                       (Issuer's telephone number)

                                  N/A
--------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [  ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]





                               WESTON TECHNOLOGIES CORP.

                                    FORM 10-QSB


                                       INDEX


                           PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

   Balance Sheets
    As of March 31, 2003 (Unaudited) and December 31, 2002............    3

   Statements of Operations
    for the Three Months Ended March 31, 2003 and 2002 (Unaudited)....    4

   Statements of Cash Flows
    For the Three Months Ended March 1, 2003 and 2002(Unaudited)......    5

   Notes to Financial Statements (Unaudited)..........................    6

Item 2.   Management's Discussion and Analysis or Plan of Operation...    7


                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    8
Item 2.   Changes in Securities.......................................    8
Item 3.   Defaults Upon Senior Securities.............................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 5.   Other Information...........................................    8
Item 6.   Exhibits and Reports on Form 8-K............................    8

SIGNATURES............................................................    9

CERTIFICATION



                        WESTON TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS


                                                     March 31      Dec. 31
                                                       2003          2002
                                                     ---------     --------
ASSETS
Current Assets................................        $    0        $    0
                                                     --------      --------
 Total Current Assets ........................             0             0
                                                     --------      --------
Other Assets..................................             0             0
                                                     --------      --------
 Total Other Assets ..........................             0             0
                                                     --------      --------
Total Assets..................................        $    0        $    0
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities...........................        $    0        $    0
                                                     --------      --------
 Total Current Liabilities....................             0             0
                                                     --------      --------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
 authorized, None Share Issued and Outstanding             0             0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
 authorized, 5,000,000 Shares Issued and Outstanding     500           500

Contributed Capital By Controlling Shareholder         6,150         5,350

Deficit Accumulated During Development Stage..       (6,650)       (5,850)
                                                    --------      --------
 Total Stockholders' Equity...................             0             0
                                                    --------      ---------
Total Liabilities And Stockholders' Equity....       $     0        $    0
                                                    =========     =========



The accompanying notes are an integral part of these financial statements.









                       WESTON TECHNOLOGIES CORPORATION
                        (A Development Stage Company)


                          STATEMENT OF OPERATIONS


                                                           From March 18,
                                         Three Months     2002 (Inception)
                                        Ended March 31    to March 31, 2002
                                        ------------------------------------
                                                2003                2002
                                          ---------------       ------------

REVENUE................................       $     0            $       0
                                              --------           ----------
EXPENSES
  Administrative and general expenses..           800                    0
  Organization costs...................             -                  500
                                              --------           ----------
TOTAL EXPENSES.........................           800                  500
                                              --------           ----------

NET LOSS...............................       $ (800)            $    (500)
                                              ========           ==========

Net Loss Per Share
  - Basic .............................    $  (.0002)            $  (.0001)
                                           ==========           ===========

Weighted Average Number
  of Common Shares Outstanding.........     5,000,000             5,000,000
                                           ==========           ===========



  The accompanying notes are an integral part of these financial statements.





                          WESTON TECHNOLOGIES CORPORATION
                           (A Development Stage Company)


                              STATEMENT OF CASH FLOWS


                                                           From March 18,
                                         Three Months     2002 (Inception)
                                        Ended March 31    to March 31, 2002
                                        -----------------------------------
                                              2003               2002
                                        ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss................................   $   (800)         $  (500)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Net cash used in operating activities           0               0
                                            ---------         --------
Net cash used by operating activities....       (800)           (500)


CASH FLOWS FROM INVESTING ACTIVITIES.....           0               0


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service....           -             500
 Contributed capital by controlling shareholder   800               -
                                             ---------      ----------
Net cash provided by financing activities         800             500
                                             ---------      ----------

NET INCREASE (DECREASE)..................      $    0         $     0
                                             =========      ==========

Cash, Beginning of period................      $    0         $     0
                                             =========      ==========
Cash, End of period......................      $    0         $     0
                                             =========      ==========




The accompanying notes are an integral part of these financial statements.





                             WESTON TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  MARCH 31, 2003


1.  Basis of Presentation.

    The accompanying unaudited financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended March 31, 2003 are not necessarily indicative of the results for any future period.

2.  Organization

    Weston Technologies Corp. (a development stage company) ("the Company") was incorporated in the State of Delaware on March 8, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As to date the Company has no agreement to enter into a business combination with any specific business or company.

3.  Shareholders' Equity

    Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2002, no preferred stock has been issued.

    Common Stock and Contributed Capital

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At March 31, 2003, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

4.  Related Party Transactions

    Since inception the Company has not paid any compensation to any officer or director of the Company and no significant time and efforts have either incurred on the part of management.

    The Company neither owns nor leases any real property. Office spaces are currently provided at nominal charge by the Company's former controlling shareholder at $100 per month.

    All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to contributed capital.



Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation

    The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction with a business entity desiring the perceived advantages of becoming a publicly reporting corporation. On February 26, 2003, Waywood Investment Limited, the sole shareholder of the Company, entered into a Stock Purchase Agreement with Comp International Limited, a British Virgin Islands corporation ("Comp International"), pursuant to which Comp International acquired 4,250,000 shares of the Company's common stock owned by Waywood. As a result, Comp International now owns 85% of the Company's issued and outstanding common shares.

    As to date the Company has no agreement to enter into a business combination with any specific business or company. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

    The Company will seek potential target company from all known sources and anticipate that various prospective business opportunity will be brought to the Company's attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community.

    The Company will incur certain expenses in implementing its business plan. All costs have been and will be paid by the controlling shareholder of the Company. Comp International agreed, on behalf of the Company, to pay all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with the Company's on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owner(s) of the business which the Company acquires, or merges with, agree to repay all or a portion of such expenses. There is no minimum or maximum amount Comp International will pay on behalf of the Company. The Company has no current plan to raise funds, either debt or equity, from investors while it is a blank check company, and the Company will not borrow any funds to make any payments to its officer, director, promoter, or affiliates.

Liquidity and Capital Resources

    At March 31, 2003, the Company had no cash and no other assets. From March 8, 2002 (inception) to March 31, 2003, the Company had no commercial operations and had no revenue. For the quarter ended March 31, 2003, the Company incurred expenses of $800.

    As discussed above, all on-going expenses of the Company will be paid by Comp International, the controlling shareholder of the Company. Comp International agreed, on behalf of the Company, to pay all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with the Company's on-going reporting obligations under the Securities Exchange Act of 1934 without repayment until the Company completes a business combination. Such payments will be made without expectation of repayment unless the owner(s) of the business which the Company acquires, or merges with, agree to repay all or a portion of such expenses. There is no minimum or maximum amount Comp International will pay on behalf of the Company. The Company has no current plan to raise funds, either debt or equity, from investors while it is a blank check company, and the Company will not borrow any funds to make any payments to its officer, director, promoter, or affiliates.

Controls And Procedures

    Management of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the sole officer of the Company has concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                   PART II.    OTHER INFORMATION


Item 1.  Legal Proceedings

	   N/A.

Item 2.  Changes in Securities

	   N/A.

Item 3.  Defaults Upon Senior Securities

	   N/A.

Item 4.  Submission of Matters to a Vote of Security Holders

	   N/A.

Item 5.  Other Information

	   N/A.

Item 6.  Exhibits and Reports on Form 8-K

         1)  Exhibits:   N/A

         2)  Reports on Form 8-K for Quarter ended March 31, 2003

             On February 28, 2003, the Company filed a Current Report on Form 8-K to report change in control of Registrant in which Waywood Investment Limited entered into a Stock Purchase Agreement with Comp International Limited, pursuant to which Comp International acquired 85% of the Company's stock equity.



                                 SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				           WESTON TECHNOLOGIES CORP.


					     By:   /s/   Jianjun Zhang
                                       --------------------------
                                         Jianjun Zhang, President


Date:  May 5, 2003



                                 CERTIFICATION

  I, Jianjun Zhang, the president of Weston Technologies Corp., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Weston Technologies Corp.;

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

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


/s/ Jianjun Zhang
------------------------
Jianjun Zhang, President

Date:  May 5, 2003