Form 10QSB
period 2003-06-30
WESTON TECHNOLOGIES CORP
filed 2003-08-07
CIK 1169353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

                             (908) 412-9210
-------------------------------------------------------------------------
                       (Issuer's telephone number)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               WESTON TECHNOLOGIES CORP.

                                    FORM 10-QSB


                                       INDEX


                          PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Balance Sheets
 As of June 30, 2003 (Unaudited) and December 31, 2002................    3

Statements of Operations
 for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited).   4

Statements of Cash Flows
  for the Six Months Ended June 30, 2003 and 2002(Unaudited)...........   5

Notes to Financial Statements (Unaudited)..............................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation....   7

Item 3.   Controls and Procedures......................................   8


                  PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    8
Item 2.   Changes in Securities.......................................    8
Item 3.   Defaults Upon Senior Securities.............................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8
Item 5.   Other Information...........................................    9
Item 6.   Exhibits and Reports on Form 8-K............................    9

SIGNATURES............................................................    9

CERTIFICATION

                        WESTON TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)


                                                     June 30       Dec. 31
                                                       2003          2002
                                                     ---------     --------
ASSETS
Current Assets................................        $    0        $    0
                                                     --------      --------
 Total Current Assets ........................             0             0
                                                     --------      --------
Other Assets..................................             0             0
                                                     --------      --------
 Total Other Assets ..........................             0             0
                                                     --------      --------
Total Assets..................................        $    0        $    0
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities...........................        $    0        $    0
                                                     --------      --------
 Total Current Liabilities....................             0             0
                                                     --------      --------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
 authorized, No Share Issued and Outstanding               0             0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
 authorized, 5,000,000 Shares Issued and Outstanding     500           500

Contributed Capital By Controlling Shareholder         6,750         5,350

Deficit Accumulated During Development Stage..       (7,250)        (5,850)
                                                    --------      --------
 Total Stockholders' Equity...................             0             0
                                                    --------      ---------
Total Liabilities And Stockholders' Equity....       $     0        $    0
                                                    =========     =========



The accompanying notes are an integral part of these financial statements.

                       WESTON TECHNOLOGIES CORPORATION
                        (A Development Stage Company)


                          STATEMENT OF OPERATIONS
          For the Three and Six Months Ended June 30, 2003 and 2002
                              (Unaudited)




                                             Three Months            Six Months
                                             Ended June 30          Ended June 30

                                             2003       2002        2003      2002
                                          --------    --------     --------  -------


REVENUE................................   $     0      $     0     $    0    $      0
                                          -------     --------     --------  --------
EXPENSES
  Administrative and general expenses..       600         3,200       1,400     3,700
                                          -------     ---------    --------  --------
TOTAL EXPENSES.........................       600         3,200       1,400     3,700
                                          -------     ---------    --------  --------

NET LOSS...............................   $ (600)     $ (3,200)   $ (1,400) $ (3,700)
                                          =======     =========   ========= =========

Net Loss Per Share
  - Basic .............................  $(.0001)     $ (.0006)   $ (.0003) $ (.0007)
                                         ========     =========   ========= =========

Weighted Average Number
  of Common Shares Outstanding......... 5,000,000     5,000,000   5,000,000 5,000,000
                                        =========     =========   ========= =========


  The accompanying notes are an integral part of these financial statements.

                           WESTON TECHNOLOGIES CORPORATION
                            (A Development Stage Company)


                              STATEMENT OF CASH FLOWS
                  For the Six Months Ended June 30, 2003 and 2002


                                            Six Months    From March 8, 2002
                                           Ended June 30     (inception) to
                                                             June 30, 2002

                                              2003                2002
                                            -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss................................      $ (1,400)      $ (3,700)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Net cash used in operating activities             0               0
                                               ---------      ---------
Net cash used by operating activities....        (1,400)        (3,700)


CASH FLOWS FROM INVESTING ACTIVITIES.....             0               0


CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital by controlling shareholder   1,400           3,700
                                               --------       ---------
Net cash provided by financing activities         1,400           3,700
                                              ---------       ---------

NET INCREASE (DECREASE)..................      $      0        $      0
                                              =========       =========

Cash, Beginning of period................      $      0        $      0
                                              =========       =========
Cash, End of period......................      $      0        $      0
                                              =========       =========



The accompanying notes are an integral part of these financial statements.

                             WESTON TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003


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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended June 30, 2003 are not necessarily indicative of the results for any future period.

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

3.  Shareholders' Equity

    Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2002, no preferred stock has been issued.

    Common Stock and Contributed Capital

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At June 30, 2003, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

Liquidity and Capital Resources

    At June 30, 2003, the Company had no cash and no other assets. From March 8, 2002 (inception) to June 30, 2003, the Company had no commercial operations and had no revenue. For the quarter ended June 30, 2003, the Company incurred expenses of $600.

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

ITEM  3.   CONTROLS AND PROCEDURES.

     As required by Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out with the participation of our sole executive officer. Based upon that evaluation, the sole officer of the Company concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.



                      PART II.    OTHER INFORMATION


Item 1.  Legal Proceedings

	   N/A.

Item 2.  Changes in Securities

	   N/A.

Item 3.  Defaults Upon Senior Securities

	   N/A.

Item 4.  Submission of Matters to a Vote of Security Holders

	   N/A.

Item 5.  Other Information

	   N/A.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002





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


Date:  August 6, 2003

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

Date:  August 6, 2003