Form 10QSB
period 2003-09-30
WESTON TECHNOLOGIES CORP
filed 2003-11-07
CIK 1169353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,440,775 shares of common stock, $.0001 par value, as of November 5, 2003.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]






Item 1.  FINANCIAL STATEMENTS




                        WESTON TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                                BALANCE SHEETS
                                 (Unaudited)


                                                     Sept. 30        Dec. 31
                                                        2003           2002
                                                     ---------      --------
ASSETS
Current Assets................................        $    0        $      0
                                                     --------        --------
 Total Current Assets ........................             0               0
                                                     --------        --------
Other Assets..................................             0               0
                                                     --------        --------
 Total Other Assets ..........................             0               0
                                                     --------        --------
Total Assets..................................        $    0         $     0
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities...........................        $    0         $     0
                                                     --------        --------
 Total Current Liabilities....................             0               0
                                                     --------        --------
Stockholders' Equity
 Preferred Stock, $.0001 Par Value, 20,000,000 Shares
 authorized, No Share Issued and Outstanding               0               0

 Common Stock, $.0001 Par Value, 80,000,000 Shares
 authorized, 5,000,000 Shares Issued and Outstanding     500             500

Contributed Capital By Controlling Shareholder         7,350           5,350

Deficit Accumulated During Development Stage..       (7,850)         (5,850)
                                                    --------        --------
 Total Stockholders' Equity...................             0               0
                                                    --------        ---------
Total Liabilities And Stockholders' Equity....       $     0         $     0
                                                    =========       =========



The accompanying notes are an integral part of these financial statements.





                           WESTON TECHNOLOGIES CORPORATION
                            (A Development Stage Company)


                               STATEMENT OF OPERATIONS
          For the Three and Nine Months Ended September 30, 2003 and 2002
                                   (Unaudited)




                                             Three Months            Nine Months
                                             Ended Sept. 30          Ended Sept. 30

                                             2003       2002        2003      2002
                                          --------    --------     --------  -------


REVENUE................................   $     0      $     0     $    0    $      0
                                          -------     --------     --------  --------
EXPENSES
  Administrative and general expenses..       600         1,100       2,000     4,800
                                          -------     ---------    --------  --------
TOTAL EXPENSES.........................       600         1,100       2,000     4,800
                                          -------     ---------    --------  --------

NET LOSS...............................   $ (600)     $ (1,100)   $ (2,000) $ (4,800)
                                          =======     =========   ========= =========

Net Loss Per Share
  - Basic .............................  $(.0001)     $ (.0002)   $ (.0004) $  (.002)
                                         ========     =========   ========= =========

Weighted Average Number
  of Common Shares Outstanding......... 5,000,000     5,000,000   5,000,000 5,000,000
                                        =========     =========   ========= =========


  The accompanying notes are an integral part of these financial statements.





                           WESTON TECHNOLOGIES CORPORATION
                            (A Development Stage Company)


                              STATEMENT OF CASH FLOWS
                  For the Six Months Ended September 30, 2003 and 2002


                                              Nine Months    From March 8, 2002
                                             Ended Sept. 30    (inception) to
                                                               Sept. 30, 2002

                                                  2003              2002
                                               -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss................................        $ (2,000)       $ (4,800)
  Adjustment to reconcile net loss to
   net cash provided by operational activities
    Net cash used in operating activities               0               0
                                                 ---------      ---------
Net cash used by operating activities....          (2,000)        (4,800)


CASH FLOWS FROM INVESTING ACTIVITIES.....                0              0


CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributed capital by controlling shareholder     2,000           4,800
                                                 --------       ---------
Net cash provided by financing activities           2,000           4,800
                                                ---------       ---------

NET INCREASE (DECREASE)..................        $      0        $      0
                                                =========       =========

Cash, Beginning of period................        $      0        $      0
                                                =========       =========
Cash, End of period......................        $      0        $      0
                                                =========       =========



The accompanying notes are an integral part of these financial statements.



                             WESTON TECHNOLOGIES CORP.
                          (A DEVELOPMENT STAGE CORPORATION)

                      NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                  September 30, 2003


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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the quarter ended September 30, 2003 are not necessarily indicative of the results for any future period.

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

    Common Stock and Contributed Capital

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At September 30, 2003, there were 5,000,000 shares of the Company's common stock issued and outstanding. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as contributed capital.

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

5.  Subsequent Event

    On October 15, 2003, the Company entered into a Share Exchange Agreement with shareholders of Best Partners Worldwide Limited, pursuant to which the Company agreed to issue 440,775 shares of the Company's common stock and a warrant to purchase 43,636,725 shares of the Company's common stock for a period of five years ending on October 14, 2008, at an exercise price of $.001 per share to BPW Shareholders in exchange for all the capital stock of BPW. Upon consummation of the transaction, BPW becomes a wholly-owned subsidiary of the Company.


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

    On October 15, 2003, the Company entered into a Share Exchange Agreement with shareholders of Best Partners Worldwide Limited, pursuant to which the Company agreed to issue 440,775 shares of the Company's common stock and a warrant to purchase 43,636,725 shares of the Company's common stock for a period of five years ending on October 14, 2008, at an exercise price of $.001 per share to BPW Shareholders in exchange for all the capital stock of BPW. Upon consummation of the transaction, BPW becomes a wholly-owned subsidiary of the Company.

    Best Partners Worldwide Limited is a corporation registered in the British Virgin Islands. As of the date of the transaction, the only asset BPW owns is good and marketable title to the pending patents of certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette. BPW has no liabilities as of the date of the transaction. The Company believes that the pending patents may have potential for commercial use.

    Upon consummation of the transaction, Mr. Yin Sen Wong, Mr. Hon Lik and Ms. Jacinta Sit elected as Directors of the Company. Mr. Wong will serve as Chief Executive Officer and the Chairman of the Board of Directors.

Liquidity and Capital Resources

    At September 30, 2003, the Company had no cash and no other assets. From March 8, 2002 (inception) to June 30, 2003, the Company had no commercial operations and had no revenue. For the quarter ended September 30, 2003, the Company incurred expenses of $600.

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

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 31. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    No Form 8-K was filed by the Registrant during the quarter ended September 30, 2003.





                                      SIGNATURE

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WESTON TECHNOLOGIES CORP.


By:  /s/ Yin Sen Wong
--------------------------------------
 Yin Sen Wong, Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

Date:  November 5, 2003