Form 10KSB
period 2003-12-31
WESTON TECHNOLOGIES CORP
filed 2004-04-27
CIK 1169353

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the Fiscal Year Ended December 31, 2003

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File No. 000-49856

                         WESTON TECHNOLOGIES CORP.
---------------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

             Delaware                               75-3022004
--------------------------------------   ---------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

        80 Wall Street, Suite 818, New York                NY 10005
-------------------------------------------------   ----------------------
      Address of principal executive offices               Zip Code

   Issuer's telephone number:             (212) 809-1200
--------------------------------------------------------------------------

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                        Common Stock, $.0001 Par Value
---------------------------------------------------------------------------
                             (Title of Class)

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

State the number of shares outstanding of each of the issuer's classes of
common equity:   As of April 15, 2004: 5,761,775 shares of common stock,
par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]





                          TABLE OF CONTENTS



                                PART I

ITEM 1.  Description of Business.....................................    3
ITEM 2.  Description of Property.....................................    9
ITEM 3.  Legal Proceedings...........................................    9
ITEM 4.  Submission of Matters to a Vote of Security Holders.........    9


                               PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters....    9
ITEM 6.  Management's Discussion and Analysis or Plan of Operation...   11
ITEM 7.  Financial Statements........................................   12
ITEM 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................   12
Item 8A. Controls and Procedures.....................................   13


                              PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the
          Exchange Act...............................................   14
ITEM 10. Executive Compensation......................................   16
ITEM 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.................   17
ITEM 12. Certain Relationships and Related Transactions..............   18
ITEM 13. Exhibits and Reports on Form 8-K............................   19
ITEM 14. Principal Accountant Fees and Services......................   19

SIGNATURES




                               PART I

Cautionary Note Regarding Forward-Looking Statements

This report on Form 10-SB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.


Item1.  DESCRIPTION OF BUSINESS

Organization and Acquisition Activities

Weston Technologies Corp. ("Weston") was originally incorporated in the State of Delaware on March 8, 2002. Weston filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") on June 10, 2002, and the registration statement was cleared by the Commission in December 2002.

Between March 2002 and October 2003, Weston had no operations, except for necessary administrative matters and filing of periodic reports with the Commission as required by the Securities and Exchange Act of 1934. On October 15, 2003, Weston entered into a Share Exchange Agreement with shareholders of Best Partners Worldwide Limited ("BPW Shareholders"), pursuant to which Weston agreed to issue to BPW Shareholders 440,775 shares of its common stock and warrant to purchase 43,636,725 shares of its common stock for a period of five years ending on October 14, 2008, at an exercise price of $.001 per share in exchange for all capital stock of BPW. Upon consummation of the transaction, BPW becomes Weston's wholly-owned subsidiary.

Best Partners Worldwide Limited was incorporated on July 1, 2003 in the
British Virgin Islands ("BPW"). BPW owns intangible assets of all the pending patents of an invention known as the flameless and no-tar cigarette substitute. Weston believes that the pending patents may have potential for commercial use.

As of December 31, 2003, BPW had not conducted any material business, nor had it generated any revenues or acquired any significant assets, other than purchasing certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

Upon consummation of the transaction, on October 15, 2003, Mr. Yin Sen Wong, Mr. Lik Hon and Ms. Jacinta Sit were elected as our directors. Mr. Wong serves as Chief Executive Officer and the Chairman of the Board of Directors.

Weston's Business

Based on the pending patents Weston owns, Weston plans to develop, manufacture and market an electronics device known as the "Flameless and no-Tar Cigarette Substitute" (the "FNT Cigarette"), which may be a solution to "fully eliminate tar".

Smoking is believed to cause cancer. Medical research and public health analyses conducted over the past few decades indicate that the smoke emitted from burning cigarettes consists of tar mist particles of 0.3-1.0 millimicron in diameter. Those minute mist particles contain more than 3,000 chemical components, of which approximately 40 are cancer causing. Smoking is known to cause severe respiratory diseases, such as pulmonary emphysema, pulmonary fibrosis, bronchitis, asthma, lung cancer, oral cancer, throat cancer and pharyngitis.

The nicotine contained in cigarettes, a micro-molecule alkaloid, is believed to be relatively harmless to humans. As the smoke is inhaled into the lungs, the nicotine is quickly absorbed into the blood stream. It reaches the central nerves system in the brain in 30 seconds, thereby stimulates the brain. The half-life of nicotine in blood, 50% of which breaks down in about 10 minutes, is quite short. In order to satisfy the craving, the blood nicotine level must quickly reach 30 mg/ml. To reach that dosage, a substantial amount of tar enters the lungs with cigarette smoke, thereby causing harm to the human body. Therefore, the tar in the cigarette smoke is believed to be the true cancer causing culprit, while the nicotine, which ultimately creates the ecstatic feeling, is of little harm or harmless.

Due to the lack of satisfactory substitute products, hundreds of millions of addicts have to smoke cigarettes due to the lack of alternatives. Researches conducted by pharmacologists, biologists and medical doctors reveal that nicotine addiction is formed in three stages. The first stage is the development of tolerance to nicotine. The second stage is the dependency on nicotine. The last is the "withdraw syndrome" stage when the smoker attempts to quit smoking. Light smokers may experience lower heartbeat, hypertension and changes in brain scan waves in their first attempt to quit smoking. Heavy smokers may even experience lower body temperatures when they attempt to quit smoking. After quitting, all smokers experience decrease in their coordination (e.g. the ability to drive a motor vehicle). They may also experience mood swings, lack of concentration, headache, sleepiness and disorders in the digestive system. The most difficult to endure is the strong craving for cigarettes, not because smoking makes a smoker feel better, but because of the discomfort resulting from the lack of nicotine during the withdrawal phase. Therefore, the main reason for a smoker's addiction is to keep the blood nicotine at certain level.

To lower the amount of tar in cigarettes, major cigarette companies and tobacco-related research institutions all over the world have spent billions of dollars on research. They are trying to improve the filter materials and tobacco curing process to lower the tar in cigarettes, with little success. The reduction of tar in cigarettes is accompanied by a decrease of nicotine and loss of flavor. Scientists in various countries have invented substitutes containing nicotine without tar, such as "nicotine mouthwash" and "nicotine patch", followed by "nicotine spray", "nicotine gum" and "nicotine drink." Although those products do not have tar, they do not satisfy the craving for nicotine. Because the nicotine is not absorbed in the lungs, the absorption process is slow and the nicotine level dissipates quickly from the blood stream. As a result, the amount of nicotine in the blood cannot reach a level that is high enough to satisfy the craving. Moreover, the smokers cannot "puff" and "inhale" as they would with cigarettes. The substitutes can only create a short span of sick feeling towards the smell of smoke. None of those products can displace cigarettes as a true substitute, or be used to quit smoking.

Based on the pending patents it owns, Weston plans to develop, manufacture and market a smokeless device known as the "Flameless and no-Tar Cigarette Substitute," which stimulates the human body as regular cigarettes do and maintains the flavor of cigarettes, while completely eliminating the cancer-causing tar in the cigarette smoke.

Products

Weston has only one product, Flameless and no-Tar Cigarette Substitute (the "FNT Cigarettes"). Weston has developed a prototype of the FNT Cigarette, which is in the shape of a cigarette holder of f12.5mm x 110mm. The FNT Cigarette can be used as a quit-smoking aid. The user can gradually quit smoking over a period of time without discomfort. It is achieved by activating the declining program installed in the silicon memory chip, which reduces the amount of vaporization over a period of 300 days. Coupled with the use of solutions of lower concentration levels, the vaporizer also progressively decreases the amount of nicotine being vaporized. Over such a period of time, the smoker gradually decreases his/her craving for nicotine to zero without knowing. As a result, the quitting process does not create anxiety, nor does it cause any endocrine imbalance associated with nicotine withdrawal syndrome, thereby achieving the goal of quitting smoking over time without discomfort. Because there is no burning involved, there is no second-hand smoking. FNT Cigarette, therefore, is particularly suitable for use at home, on the airplane or in the conference room. In the post-invention phase, Weston plans to add Chinese herbs good for the heart and lungs, thereby turning it into a healthier product to the fullest extent possible. Weston believes that there is currently no similar product that can function both as a cigarette substitute and quit-smoking device in the market.

Manufacturing

Weston plans to manufacture FNT Cigarettes in China for the Chinese domestic market. Weston also intends to contract with Axiom Manufacturing Services Limited, an affiliate of Weston, in South Wales, UK to manufacture FNT Cigarettes for the World markets. Weston plans to formally start to manufacture FNT Cigarettes in 2004.

Intellectual Property

The pending patents Weston intends to use were initially filed in March and April 2003 with the State Intellectual Property Office of the People's Republic of China, which are currently pending under patent numbers 03111173.4 and 03211903.8. A search of international patent databases did not reveal any similar patents. However, there is no guarantee that Weston's patent applications will be approved by the State Intellectual Property Office of the People's Republic of China.

In February 2004, Weston also filed two PCT (Patent Cooperation Treaty) patent applications in order to protect our intellectual property in all PCT member states. Weston intends to file patent applications in selected non-PCT member states in the future.

Competition

The market for Weston's FNT Cigarette product is highly competitive and subject to rapid technological change. Because most cancer-causing chemicals are believed to be contained in the tar in the cigarette smoke, to lower the amount of tar of cigarettes, major cigarette companies and tobacco-related research institutions all over the world have spent billions of dollars on research, and have been trying to improve the filter materials and tobacco curing process to lower the tar in cigarettes. However, the reduction of tar in cigarettes is accompanied by a decrease of nicotine and loss of flavor.

Scientists have invented substitutes containing nicotine without tar, such as "nicotine mouthwash" and "nicotine patch", followed by "nicotine spray", "nicotine gum" and "nicotine drink." These substitutes can create a short span of sick feeling towards the smell of smoke. Although those products do not have tar, they do not satisfy the craving for nicotine because smokers cannot "puff" and "inhale" as they would with cigarettes. As far as inhalation is concerned, none of those products can displace cigarettes as a true substitute. Weston believes that those competing substitutes and quit-smoking aids do not constitute direct competition with its FNT Cigarettes.

Weston believes that its ability to compete depends on many factors both within and beyond its control, including the success of its marketing and sales efforts and its competitors, the price and the timing and market acceptance of its products and its competitors'. Weston expects competition to increase in the future. Many of Weston's potential competitors have substantially greater financial, technical and marketing resources than Weston's. Increased competition could materially and adversely affect Weston's business, financial condition and results of operations. There can be no assurance that Weston will be able to compete successfully.

Insurance

At present Weston does not maintain any insurance, other than general business liabilities insurance. Because Weston doesn't have any insurance, if it becomes a party of a product liability action, Weston may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against Weston which could cause it to cease operations.

Regulation and Environmental Compliance

At this time, Weston is not subject to direct national, provincial or local regulation other than regulations applicable to businesses generally. After Weston begins to manufacture its FNT Cigarettes, Weston may be subject to various national, provincial and local environmental laws and regulations. Such laws and regulations often impose liability to companies which handle hazardous or toxic substances. The costs of any required remediation or removal of these substances and the potential liability of Weston could be substantial. Currently it is not possible for Weston to predict the content or impact of future legislation and regulations affecting its business.

Employee

As of December 31, 2003, Weston and its subsidiaries have approximately 50 employees. Weston's employees are not represented by a labor organization or covered by a collective bargaining agreement. Weston has not experienced work stoppages and Weston believes that its relationship with its employees is good.

RISK FACTORS

Weston is subject to various risks that may materially harm its business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, Weston's business, financial condition or operating results could be materially harmed. In that case, the trading price of Weston's common stock, if any, could decline and you could lose all or part of your investment.

Weston has not completed its product and may never successfully complete the product, causing our business to fail.

Weston has only one product, FNT Cigarettes, for development, manufacturing and marketing. This product is in its early stages of development and requires substantial time and resources to complete it. As to date, Weston has not completed the product and may, therefore, never have the product completed. Without the product, Weston will fail.

Weston depends on only one product, which is brand new to the market. Weston doesn't know if the market will accept it.

Weston intends to develop, manufacture and market only one product. The overall business plan and all of our plans for profitability and success are dependent on the acceptance and growing use of the product. As is typically the case in an emerging industry, demand and market acceptance for newly introduced products are subject to a high level of uncertainty. Additionally, as technologies evolve, there are no assurances that Weston's product will have a viable market. If Weston's product has no viable market, Weston will fail.

Weston has no prior operating history, which creates uncertainty for investors and makes evaluating an investment difficult.

Weston was incorporated in March 2002 and had no business operations until October 2003 when it acquired Best Partners Worldwide Ltd., including all the pending patents on FNT cigarettes. Consequently, Weston is a "start-up" or "development stage" company. Weston has developed a business plan and established administrative offices. Weston has not generated any revenues. Weston has no history of operations you can use to evaluate its business, and your investment risk is greater than with an established company.

Weston's success depends on its successful product development and testing. Weston's success will depend upon its ability to successfully complete the development, testing, and commercialization of its technologies and its ability to develop and introduce FNT Cigarettes to meet industry, government, and customer requirements. Weston believes that the process of developing such product contains significant technological and engineering hurdles and is extremely complex and expensive. Weston believes that there still may be certain technical and engineering hurdles it has to solve to produce an operational product. Weston might not successfully complete the development of FNT Cigarettes, and FNT Cigarettes may not be commercially viable. Weston's failure to complete development of the product and achieve market acceptance would have a material adverse effect on its business, financial condition, and results of operations.

Weston's success depends on its ability to protect its proprietary technology.

Weston has only one product, FNT Cigarettes, which are developed based on Weston's proprietary technology. Weston's success and ability to compete depend substantially upon its proprietary technology, which Weston intends to use a combination of patent, trade secret, and trademark law, nondisclosure agreements, and technical measures to protect its proprietary technology. Weston has filed patent applications with the State Intellectual Property Office of the People's Republic of China, which are pending under patent numbers 03111173.4 and 03211903.8. Weston also filed two PCT (Patent Cooperation Treaty) patent applications in February 2004 in order to protect its intellectual property in all PCT member states. In the future, Weston intends to file patent applications in selected non-PCT member states, depending on our future marketing plan.

If a market for common stock of Weston does not develop, shareholders may be unable to sell their shares.

There is currently no market for Weston's common stock and Weston can provide no assurance that a market will develop. Weston currently plans to have a market maker apply for listing of its common stock on the NASD OTC Bulletin Board in the second quarter of 2004. However, there is no assurance that Weston's shares will be traded on the bulletin board or, if traded, that a public market will materialize. If no market is ever developed for Weston's shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Stock shares of Weston are subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

The securities of Weston are penny stocks, which are subject to certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with the current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Weston is Controlled by Sen Hong Resources Holdings Ltd., Weston's principal shareholder.

Sen Hong Resources Holdings Limited. beneficially owns approximately 73.8% of Weston's issued and outstanding shares. Sen Hong has sufficient voting power to control the outcome of matters, including the election of directors and any merger, consolidation or sale of all or substantially all of Weston's assets submitted to the stockholders for approval and may be deemed to have effective control over Weston's affairs and management. This controlling interest in Weston may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving Weston, tender offers and open market purchase programs involving Weston's common stock that could give its shareholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock of Weston.


Item 2      DESCRIPTION OF PROPERTY

Weston's executive offices are located on 80 Wall Street, Suite 818, New York, New York 10005, which is subleased from Oxford Technologies Inc, one of Weston's affiliates, on a month-by-month basis with no expiration date. The monthly rent is $2,000. The sublease includes the use of reception, office furniture, fax, copying and other office equipment. While the sublease was not negotiated at arms-length, Weston believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Weston also has an office in Los Angeles, California, which is located on 20486 Carrey Road, Walnut, CA 91789. This office space is leased from Henn's Investment Company, at monthly rent of $740.0. The lease expires in April 2005.

Weston believes that its existing facilities are currently adequate for its needs and that if additional space is needed, it would be available at a commercially reasonable price.


Item 3.  LEGAL PROCEEDINGS

Weston is not involved in any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended December 31, 2003, no matters were submitted to a vote of security holders.


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public market for Weston's common stock and there can be no assurance that a public market for Weston's common stock shares will ever develop or, if such a market does develop, that it will continue. Weston intends in the second quarter of 2004 to seek a market maker to apply to have its common stock included for quotation on the OTC Bulletin Board. There can be no assurance that the market maker's activities will be continued, or that an active trading market for Weston's common stock will be developed or maintained. The future market price of the common stock may be highly volatile.

Weston is authorized to issue 80,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share. As of March 25, 2004, there were 5,761,775 shares of common stock issued and outstanding. No shares of preferred stock have been issued, and the board of directors of Weston has not designated the rights or preferences of any class or series of preferred stock.

Dividend Policy

Since inception, Weston has not paid any cash dividends on its common stock. Weston does not intend to pay cash dividends on its common stock in the foreseeable future. At present Weston intends to reinvest all earnings, if any, in the development and expansion of its business. The declaration of dividends in the future will be at the election of Weston's board of directors and will depend upon its earnings, capital requirements and financial position, general economic conditions and other relevant factors.

Options and Stock Purchase Warrants

As of March 25, 2004, there were 14 stock purchase warrants outstanding for purchase a total of 43,436,725 shares of Weston's common shares with exercise price of $.0001 per share.

As of March 25, 2004, there were stock options outstanding, which are entitled the holders to purchase a total of 120,000 shares of Weston's common stock at an exercise price of $9.00 per share. The options expire on November 3, 2004. See Section titled "Recent Sales of Unregistered Securities" below.

Holders

As of March 25, 2004, there were 77  holders of our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

On March 8, 2002, Weston issued 5,000,000 shares of its common stock at a price of $.0001 per share to Waywood Investment Ltd. ("Waywood") for the services it rendered in connection with Weston's organization. Mr. Jianjun Zhang, Weston's president, is the sole director, officer, and controlling shareholder of Waywood. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares in accordance with the Securities Act of 1933.

On February 26, 2003, Waywood entered into a stock purchase agreement with Comp International Limited, a British Virgin Islands corporation. Under the agreement, Comp International acquired 4,250,000 shares of Weston's common stock from Waywood.

On October 15, 2003, Weston entered into a share exchange agreement with shareholders of Best Partners Worldwide Limited, pursuant to which Weston issued to BPW shareholders a total of 440,775 shares of our common stock and 13 warrants to purchase a total of 43,636,725 shares of Weston's common stock in exchange for all of the capital stock of BPW. The warrants expire on October 14, 2008. The exercise price of those warrants is $.001 per share. Upon consummation of the transaction, BPW becomes Weston's wholly-owned subsidiary.

On November 3, 2003, Weston entered into a share subscription agreement with Centreford Investment Ltd. ("Centreford"), a British Virgin Islands corporation, pursuant to which Centreford agreed to purchase 802,500 shares of Weston's common stock at a price of $8 per share, out of which 321,000 shares were issued to Centreford on November 4, 2003. At the same time, pursuant to the agreement, Weston granted Centreford an option to subscribe for an additional 120,000 shares of Weston's common stock at an exercise price of $9 per share. The option will expire on November 3, 2004.

The shares issued to shareholders of Best Partners Worldwide Ltd. and Centreford Investment Ltd. as mentioned above were pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-
US person as defined in Regulation S. Weston did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Weston is a start-up stage corporation and has not generated any revenues from its business operations. Weston has developed a prototype of FNT Cigarettes (Flameless and No-Tar cigarettes). No revenues are anticipated until Weston completes the manufacturing of and begin to sell FNT Cigarettes.

Results of Operations for Period Ending December 31, 2003

During Weston's start-up operation for the period ending December 31, 2003, the company has incurred net loss amount of $42,187 after the deduction other income of $365 for the same period. Operating loss includes $37,714 general and administrative expenses and $4,838 research and development costs of the start-up operation. It makes the financial result of $0.01 basic and diluted net loss per share for the period ending December 31, 2003.

Liquidity and Capital Resources

At December 31, 2003, Weston has cash and cash equivalents of $176,603.

Capital injection of $20 million of Hong Kong dollars, or approximately $2.56 million US dollars from an equity investment was paid by Centreford Investment Ltd as major cash inflow of Weston in 2003. Major cash expenditure of Weston is the deposit payment of inventory purchases in the sum of US$2,275,659 for the period ending December 31, 2003

As to date, Weston has not generated any revenues from its operations. Therefore, Weston must raise cash from sources other than operations to implement its business plan and continue its operations. Weston's sources for cash at this time are (1) $40 million of Hong Kong dollar, or approximately $5.13 million US dollar, of credit line from Sen Hong Resources Holdings Ltd., Weston's principal beneficial shareholder; and (2) $20 million of Hong Kong dollars, or approximately $2.56 million US dollars from an equity investment by Centreford Investment Ltd. (3) $30 million of Hong Kong dollars, or appropriately $3.85 million US dollars from common stock subscription receivable from Centreford Investment Ltd.

Weston intends to seek up to $25 million of additional funds over the next 12 months to supplement its existing resources and to fully execute its business plan. Such financing may be either debt or equity financing. To the extent that Weston incurs indebtedness or issues debt securities, Weston will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to Weston on commercially reasonable terms or at all. If Weston is unable to obtain additional financing, Weston may be unable to continue, develop or expand its operations. Equity financing could result in additional equity dilution to existing shareholders.

Impact of Inflation

Inflation has not had a material effect on Weston to date. However, the effects of inflation on future operating results will depend, in part, on Weston's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Quantitative and Qualitative Disclosure about Market Risk

Weston has no material exposure to market risk from derivatives or other financial instruments.


 Item 7.       FINANCIAL STATEMENTS

The audited financial statements of Weston are attached to this Annual Report and filed as a part hereof, following by Item 12.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2004, Weston dismissed Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co. as its independent public accountants because Stan J. H. Lee, CPA has not registered with the Public Accounting Oversight Board ("PAOB") as required by the Sarbares-Oxley Act of 2002 (the "Act"). Pursuant to the Act, accounting firms that are not registered with PCAOB are prohibited from preparing or issuing audit reports on U.S. public companies and from participating in such audits.

On March 24, 2004, Weston engaged Livingston, Wachtell & Co., LLP, CPA's, as its independent public accountants. Following this engagement, Livingston, Wachtell & Co., LLP, CPA's began to audit Weston's financial statements for the year ended December 31, 2003. The decision to dismiss Stan J.H. Lee, CPA and appoint Livingston, Wachtell & Co., LLP, CPA's was approved by the whole board of directors of Weston.

Stan J.H. Lee, CPA served as Weston's independent public accountants for the period from March 8, 2002 (inception) to March 24, 2004, during which Stan J.H. Lee, CPA issued a report for the period from March 8, 2002 (date of inception) to December 31, 2002.

During the period from March 8, 2002, to Stan J.H. Lee, CPA's dismissal on March 24, 2004, there were no disagreements between Weston and Stan J.H. Lee, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Stan J.H. Lee, CPA would have caused Stan J.H. Lee, CPA to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from March 8, 2002 to March 24, 2004, the date of Stan J.H. Lee, CPA's dismissal, there were no reportable events as that term is defined in Item 304(a)(1)
(iv) of Regulation S-B.

At no time prior to March 24, 2004, did Weston (or anyone on its behalf) had consult with Livingston, Wachtell & Co., LLP, CPA's on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was the subject of a disagreement with Stan J.H. Lee, CPA or a reportable event, as defined in Item 304(a)(2) of Regulation S-B.

Weston has provided Stan J.H. Lee, CPA, its former accountants, with a copy of a Current Report on Form 8-K prior to Weston's filing with the SEC. Weston requested that Stan J.H. Lee, CPA furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of such letter, dated March 29, 2004, is filed as Exhibit 16 to the Current Report on Weston's Form 8-K filed with the SEC on March 30, 2004.


Item 8A. 		CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Weston in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that it files under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures

Based on their evaluation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this annual report on Form 10-KSB, Weston's chief executive officer and chief financial officer have concluded that Weston's disclosure controls and procedures are designed to ensure that information required to be disclosed by Weston in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting

There were no changes in Weston's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of Weston's directors, executive officers and significant employees for the fiscal year ended December 31, 2003. Except as noted below each director will hold office until the next annual meeting of Weston's stockholders or until his or her successor shall have been elected and qualified. Weston's executive officers are appointed by, and serve at the discretion of, the board of directors.

    Name         Age                  Positions
--------------- -----   ---------------------------------------
Yin Sen Wong     51     CEO, Chairman of the Board, and Director
Jianjun Zhang    34     President and Director
Lik Hon          48     Director
Jacinta Sit      31     Director
Isaacs K. Li     48     Chief Financial Officer

Set forth below is certain biographical information with respect to Weston's executive officers and directors.

YIN SEN WONG has been Chairman, Chief Executive Officer and Director of Weston since October 15, 2003. Mr. Wong is a co-founder of Golden Dragon Group (Holdings) Ltd. ("GDG"), a company listed on the Hong Kong Stock Exchange since 2001. Mr. Wong has been Chairman and President of GDG since 1992.
Mr. Wong is also a co-founder of Best Partners Worldwide Limited. Mr. Wong has over 15 years' experience in the medical and healthcare product industries in the People's Republic of China.

JIANJUN ZHANG has served as Weston's president since March 8, 2002 (inception). From February 1994 to January 2000, Mr. Zhang served as a product manager of Shanghai Xiehe Daily-Use Healthy Products Ltd, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, Mr. Zhang was a self-employed small business consultant. From January 2002 to present, he has been president, treasurer, secretary and the sole director of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands. In addition to Weston, Mr. Zhang is president, treasurer, and secretary for the following three blank check companies since their inception, which are in parenthesis after the company names: Easton Technologies Corp. (March 2002), Ridgefield Industries Corp.(March 2002), and Norton Industries Corp. (March 2002).

LIK HON has been Weston's Director since October 15, 2003. Mr. Hon is a co-founder and Vice-Chairman of GDG, and a co-founder of BPW. In 1982, Mr. Hon graduated from the Liaoning College of Traditional Chinese Medicine, majoring in pharmacology. Upon graduation he joined Liaoning Academy of Traditional Chinese Medicine. He has been vice-superintendent of Liaoning Academy of Traditional Chinese Medicine in charge of research and development since 1990. Mr. Hon is the inventor of our product, Ultrasonic and Electronic Atomized cigarettes. He also invented and patented the technology used in the Chenlong Baoling Longevity Ginseng products.

JACINTA SIT has been a Director of Weston since October 15, 2003. Ms. Sit is an Executive Director of Sen Hong Resources Holdings Limited, a Hong Kong corporation ("Sen Hong"), whose principal business is the exploration and development of crude oil in Indonesia. From February 2003 to present, Ms. Sit also serves as President and Chief Financial Officer of Oxford Technologies Inc., an electronics manufacturing service provider in UK, and from September 2003 to present, a director and President of Cowley Technologies Corp. Both Oxford Technologies Inc. and Cowley Technologies Corp. are subsidiaries of
Sen Hong.

ISAACS K. LI. On March 23, 2004, the Board of Directors appointed Mr. Kim Hung Isaacs Li to replace Ms. Jacinta Sit as Chief Financial Officer (chief accounting officer), effective March 23, 2004. Mr. Li has been the company secretary and financial controller of Hong Kong listed company, Golden
Dragon Group (Holdings) Ltd., since 2000, responsible for the Group's financial planning and monitoring. On 1 March 2004, Mr. Li was appointed as Executive Director of Golden Dragon Group. He is a member of the Association of Chartered Certified Accountants, the Hong Kong Society of Accountants, the Hong Kong Institute of Company Secretaries and the Associate of the Institute of Chartered Secretaries and Administrators.

No director, executive officer, promoter or control person of Weston has, within the last five years: (i) had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
(ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (iv) been found by a court of competent jurisdiction
(in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

There are no family relationships among any of Weston's directors and executive officers.

Committees of the Board of Directors

During Fiscal 2003, the Board of Directors took action three times at three meetings. The Board of Directors has an Audit Committee. During fiscal 2003, all of the directors then in office attended all the meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for us and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of Weston's financial controls and reporting procedures. During Fiscal 2003, the Audit Committee consisted of Mr. Wong and Ms. Sit. The Audit Committee does not meet on a regular basis, but only as circumstances require. Weston has not designated any member of its Audit Committee as a financial expert as defined by Item 401(e) of SEC Regulation S-B.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Weston's officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our equity securities with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish Weston with copies of all Section 16(a) filings.

To Weston's knowledge, based solely upon a review of the copies of such reports furnished to Weston and written representations that during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been filed except that Yin Sen Wong, Lik Hon and Kim Hung Li have not file Form 3.


Item 10.   EXECUTIVE COMPENSATION

During the period from March 8, 2002 (date of inception) through October 15, 2003, Mr. Zhang was the sole executive officer of Weston. He received no compensation for his service as our sole executive officer. From October 15, 2003 to December 31, 2003, no executive officers received any compensation for their services rendered to us, and no compensation of any kind has been accrued.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Weston for the benefit of its employees.

Stock Option Plans

At present Weston does not have a stock option plan and has no current plans to implement a stock option plan. Any future plan would be subject to the approval of the board of directors of Weston.

Compensation of Directors

In the fiscal year ended December 31, 2003, no compensation has been paid to Weston's directors for their services as Weston's directors.

Options/Stock Appreciation Rights ("SAR") Grants in Last Fiscal Year

No individual grants of stock options (whether or not in tandem with SARs), or freestanding SARs were made since inception to any of the named executive officers.

Employment Agreements

Weston does not have employment agreements with any of our executive officers.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all directors and officers of Weston as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The below table is based on an aggregate of 5,761,775 shares of common stock issued and outstanding as of March 25, 2004.

                      Name and Address     Amount and Nature of  Percent
  Title of Class     of Beneficial Owner   Beneficial Ownership  of Class
------------------- ---------------------- --------------------- --------
   Common Stock     Comp International Ltd.      4,250,000       73.8%
   Common Stock     Jianjun Zhang (1)              750,000       13.0%
   Common Stock     Centreford Investment Ltd.     321,000        5.6%
   Common Stock     Yin Sen Wong (2)                84,151        1.4%
   Common Stock     Lik Hon (3)                     79,153        1.4%
   Common Stock     Isaacs K. Li (4)                23,750        0.4%

   Common Stock     All Officers and
	              Directors as a Group           937,054       16.3%
                    (3 persons)
-------------------------------------------------------------------------
(1) Mr. Zhang is the controlling shareholder and president of Waywood Investment Ltd. and is deemed to beneficially own the shares which are owned by Waywood Investment Ltd.

(2) Mr. Yin Sen Wong has beneficial interest in Dragon Concepts Investment Limited (46.25%) and Youngston Investment Limited (50%). Combined, 84,151 shares of common stock of Weston are owned by Mr. Wong.

(3) Mr. Lik Hon has beneficial interest in Dragon Concepts Investment Limited (42.5%) and Zenova Limited (50%). Combined, 79,153 shares of common stock of Weston are owned by Mr. Hon.

(4) Mr. Isaacs K. Li is the controlling shareholder and Director of Success Glory Group Ltd., and is deemed to beneficially own the shares which are owned by Success Glory Group Limited.

Except as otherwise indicated, each of the named persons listed above has sole voting and investment power with respect to all shares of common stock beneficially owned by it, and the address for each of the named persons is c/o Weston Technologies Corp., 80 Wall Street, Suite 818, New York, New York 10005.


Item 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 8, 2002, Weston issued 5,000,000 shares of its common stock to Waywood Investment Ltd. for the services rendered in connection with the incorporation of Weston valued at $500. Weston's president/director is the controlling shareholder and the sole officer and director of Waywood Investment Ltd.




                      WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



	                                                         PAGE

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                      F-1

INDEPENDENT AUDITORS' REPORT                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS:

      BALANCE SHEET                                             F-3

      STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS            F-4

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY              F-5

      STATEMENT OF CASH FLOWS                                   F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS             F-7-F-17

To the Board of Directors
Weston Technologies Corporation
New York, NY


                         INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheet of Weston Technologies Corporation (a development stage company) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 1, 2003 (Inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weston Technologies Corporation (a development stage company) and subsidiaries as of December 31, 2003 and the results of its operations, changes in stockholders equity and its cash flows for the period from July 1, 2003 (Inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development phase, has no established source of revenues and has suffered a loss from operations that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Livingston, Wachtell & Co., LLP
------------------------------------
Livingston, Wachtell & Co., LLP
CERTIFIED PUBLIC ACCOUNTANTS
New York, N.Y.
April 12, 2004

                   WESTON TECHNOLOGIES CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED BALANCE SHEET

         FROM JULY 1, 2003 (INCEPTION) TO DECEMBER 31, 2003



                                Assets

Current assets
 Cash and cash equivalents                             $     176,603
 Inventory                                                    12,391
 Deposits - inventory purchases                              135,730
 Deposits - inventory purchases - related company          2,139,929
 Prepaid expenses and other current assets                    71,593
                                                       -------------
     Total current assets                                  2,536,246

Property, plant and equipment - at cost                       13,594
  Less: accumulated depreciation                               (123)
                                                       -------------
                                                              13,471
Other assets
   Trademarks                                                  5,980
                                                       -------------
       Total assets                                    $   2,555,697
                                                       =============

               Liabilities and Stockholders' Equity


Current liabilities
  Accrued liabilities                                  $     13,121
  Due to affiliate                                           15,000
                                                      -------------
Total current liabilities                                    28,121

Commitments and contingencies (refer to note 7)

Stockholders' equity
  Preferred stock                                                -
  Common stock                                                 576
  Common stock subscribed                                3,852,000
  Additional paid in capital                             2,577,424
  Accumulated other comprehensive income                     1,763
  Deficit accumulated during the development stage        (42,187)
                                                     -------------
                                                         6,389,576

Less: stock subscription receivable                    (3,862,000)
                                                     -------------
   Total stockholders' equity                           2,527,576
                                                     -------------
   Total liabilities and stockholders' equity       $   2,555,697
                                                    ==============



    The accompanying notes are an integral part of the consolidated financial statements

                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE LOSS

           FROM JULY 1, 2003 (INCEPTION) TO DECEMBER 31, 2003



Cost and expenses
  General and administrative expenses                     $     37,714
  Research and Development costs                                 4,838
                                                          ------------
Operating loss                                                (42,552)

Other income (expense)
  Other income                                                    365
                                                          ------------

      Net loss                                                (42,187)

Foreign currency translation adjustment                         1,763)
                                                          ------------

Comprehensive loss                                         $  (40,424)
                                                          ============

Basic and diluted net loss per share                       $     (.01)
                                                          ============

Weighted average number of common shares
   outstanding                                               5,542,513
                                                          ============


    The accompanying notes are an integral part of the consolidated financial statements

                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF CASH FLOWS

           FROM JULY 1, 2003 (INCEPTION) TO DECEMBER 31, 2003



Cash flows from operating activities
  Net loss                                              $     (42,187)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                   123
    Inventory                                                 (12,391)
    Deposits - inventory purchases                         (2,275,659)
    Prepaid expense and other receivable                      (71,593)
    Accrued expense                                             13,121
                                                         -------------
Net cash used in operating activities                      (2,388,586)
                                                         -------------

Cash flows from investing activities
  Purchase of  trademark                                      (5,980)
  Purchases of property and equipment                        (13,594)
                                                         ------------
Net cash used in investing activities                        (19,574)
                                                         ------------

Cash flows from financing activities
  Due to affiliates                                           15,000
  Proceeds from issuance of common stock                   2,568,000
                                                         -----------
Net cash provided by financing activities                  2,583,000
                                                         -----------
Foreign exchange effect on cash                                1,763
                                                         -----------

Net increase (decrease) in cash and cash
  equivalents                                               176,603

Cash and cash equivalents - beginning of period                   -
                                                        ------------
Cash and cash equivalents - end of period               $   176,603
                                                        ============


No income tax and interest expense were paid with cash in 2003.



 The accompanying notes are an integral part of the consolidated financial statements

                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)



1.  BUSINESS DESCRIPTION AND ORGANIZATION

    WESTON TECHNOLOGIES CORPORATION

    Weston Technologies Corp. (a development stage company at December 31,
    2003) ("the Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

    Waywood Investment Limited, ("Waywood") was the sole shareholder of the Company at inception. On February 26, 2003, Waywood sold 85% of its stock interest or 4,250,000 shares in the Company to Comp International Limited, a British Virgin Islands Corporation ("BVI").

    Sen Hong Resources Holdings Limited ("Sen Hong"), which is a publicly listed company in Hong Kong, is the parent company of Comp International Limited.

    BEST PARTNERS WORLDWIDE LIMITED

    Best Partners World Limited ("BPW") a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette.

    ACQUSITION OF BPW AND THE SHARE EXCHANGE

    On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share, or $43,636. Although BPW shareholders have not taken immediate control of the Company after the share exchange, it is very likely that these warrants will be exercised at a future date, and the stockholders of BPW will take control of the Company in the near future.

    Since the former stockholders of BPW will own a majority of the issued and outstanding shares of common stock of the Company sometime (within 1 year) after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

    The assets and liabilities of the Company were deemed to have been acquired by BPW on the Acquisition Date. All financial information included in this report on Form 10-KSB that is as of a time prior to the Acquisition Date is the financial information of BPW on a stand alone basis, as if BPW had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, BPW and its subsidiaries, on a consolidated basis. BPW was incorporated on July 1, 2003, therefore there is no 2002 comparative information shown in these financial statements.

    The Company had no assets or liabilities at the Acquisition Date, therefore there were no assets and liabilities that, for accounting purposes, were deemed to have been acquired by BPW from the Company.

    Due to the recapitalization of BPW, all reference to shares of BPW common stock have been restated to reflect the equivalent number of shares of the Company's common stock outstanding at the Acquisition Date. In other words, the 10,000 shares of BPW's outstanding common stock at October 15, 2003 are restated as 440,775 shares outstanding of the Company, as shown on the accompanying balance sheet.

    CAPITAL RESOURCES; BUSINESS RISKS; GOING CONCERN ASSUMPTION

    The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

    The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At December 31, 2003, the Company had an accumulated deficit of $42,187. The Company also realized net loss of $42,187 for the period ended December 31, 2003.

    Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of stockholders and ultimately, the achievement of profitable operations. Additionally, even if the Company does raise additional operating capital, there can be no assurance that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and positive cash flows. These financial statements do not include any adjustments related to recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

    Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from its new products, an inability to attract new clients and grow on its own, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, and general uncertain economic conditions overseas, especially in China. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

    The Company has patents pending in China. Intellectual property protection measures may not be sufficient to prevent misappropriation of the technology or competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Legal systems of many foreign countries, including China, do not protect intellectual property rights to the same extent as the legal system of the United States. If the Company cannot adequately protect its proprietary information and technology, the business financial condition and results of operations could be materially adversely affected in the future.

    RESTRICTION ON TRANSFER OF ASSETS FROM CHINA

    Dividend payments to the Company, will be limited by certain statutory regulations in China. No dividends may be paid by BPW without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from BPW to the Company, unless certain conditions are met, will be restricted by the Chinese government.

    CONTROL BY PRINCIPAL STOCKHOLDERS

    The directors, executive officers, their affiliates and related parties own, beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, directors, executive officers, related parties and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of BPW and the dissolution, merger or sale of the Company's assets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements for the period presented, include the financial statements of the Company, BPW, SBT (Holdings) Company Limited ("SBT Hong Kong") and its wholly owned subsidiaries, Shenyang SBT Technology Development Co. Limited ("SBT Shenyang") and Beijing SBT Ruyan Technology and Development Company Limited ("SBT Beijing"). The consolidated statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated.

    The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of the Company. There were no gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the Yuan Renminbi currency in 2003. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

    The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at year end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at December 31, 2003. Expenses were translated at exchange rates in effect during the year, substantially the same as the year end rates.

    START-UP COSTS

    The Company, in accordance with the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    REVENUE RECOGNITION

    The Company adopted the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as of January 1, 2000. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or the service have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

    The Company will recognize revenue from the sale of its products in accordance with SAB No. 101.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

    INVENTORIES

    Inventory is stated at the lower of cost or market, cost being determined by weighted average method. Inventory consists of raw materials of $12,391 at December 31, 2003.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost as of December 31, 2003. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

    Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

    Depreciation and amortization are provided for financial reporting purposes on the straight-line method over the estimated useful lives of the respective assets as follows:

                                                     Estimated
                                                    Useful Lives
                                                    ------------

       Transportation and delivery equipment           8 years
       Office and computer software and equipment     10 years

    INTANGIBLE ASSET

    The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), effective January 1, 2002. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently, if indications of possible impairment exist.

    Intangible asset will be amortized when placed in service. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of intangible assets recorded in the accompanying consolidated financial statements.

    The technology was developed by BPW and the direct costs to obtain and apply for the trademark in various countries are recorded as trademark.

    INCOME TAXES

    Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

    The Company is currently in the development stage and has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced operating losses since inception.

    RESEARCH AND DEVELOPMENT COSTS

    Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Expenditures for research and development for the period ended December 31, 2003 was $4,838.

    RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOANS

    The caption "Due to Affiliates" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

    COMPREHENSIVE INCOME

    The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation gain for the period ended December 31, 2003 was $1,763.

3.  LOSS PER SHARE

    Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

    The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


       NUMERATOR FOR BASIC AND DILUTED LPS
            Net loss to common shareholders         $   (42,187)
                                                    ============
       DENOMINATOR FOR BASIC AND DILUTED LPS
            Weighted average shares of common stock
               outstanding                            5,542,513
                                                    ============

       LPS - Basic and diluted                      $     (.01)
                                                    ===========

4.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2003, no preferred stock had been issued.

    COMMON STOCK AND CONTRIBUTED CAPITAL

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2003 the company has 5,761,775 common stock shares issued and outstanding.

    On November 3, 2003, the Company entered into a Share Subscription Agreement with Centreford Investment Limited ("Centreford"), a corporation registered in the British Virgin Islands, pursuant to which Centreford agreed to purchase 802,500 shares of the Company's common stock at a price of $8 per share for an aggregate consideration of $6,420,000. As at year end date, Centreford had paid-up 321,000 shares under the subscription agreement. Under the Agreement, the Company also granted Centreford an option to subscribe an additional 120,000 shares of the Company's common stock at an exercise price of $9 per share for an aggregate consideration of $1,080,000 within 1 year of the execution of this agreement.

5.  PROPERTY AND EQUIPMENT

    Property and equipment at cost consists of:

      Transportation equipment                    $   11,187
      Office, computer software and equipment          2,407
                                                 -----------
                                                      13,594
      Less: accumulated depreciation                   (123)
                                                 -----------
      TOTAL                                       $   13,471
                                                 ===========

Depreciation expense for the period ended December 31, 2003 was $123.

6.  INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

    Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. In accordance with SFAS No. 109, "Accounting for Income Taxes", these deferred income taxes are measured by applying currently enacted tax laws.

    There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $43,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $13,000 in which the company recorded a valuation allowance for the same amount at December 31, 2003.

    The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

7.  COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    Office space is charged by the former sole director and officer of the company, on a month to month basis, at approximately $100 per month.
    The Company also subleases office space on a month to month basis. Total rent expense was $13,012 for the period ended December 31, 2003.

    PURCHASE COMMITMENTS

    The Company has entered into several purchase agreements with vendors for various raw materials for the flameless and no-tar cigarette substitute
    production in the PRC totaling 	approximately $4,480,850 at December 31,
    2003. Out of these total purchase commitments, $4,313,129 purchases are from Shenyang Jinlong Pharmaceutical Co. Ltd. a related company, which accounts for approximately 96% of the total purchase commitments.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

    As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2003.

9.  NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No . 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN" 46-R") to address certain FIN 46 implementation issues. The effective dates and impact FIN 46 and FIN 46-R for the Company's consolidated financial statements are ss follows:

    1. Special purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. The Company has determined that it has no SPE's.

    2. Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. While not required, the Company could elect to adopt FIN 46 or FIN 46-R for these non-SPEs as of the end of the first interim or annual reporting period ending after December 15, 2003. Management does not believe that the adoption of this provision will have a material effect on the Company's financial position, results of operations or cash flows.

    3. All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003, are required to apply the provisions, of FIN 46 unless management elects to early adopt the provisions of FIN 46-R as of the first interim or annual reporting period ending after December 15, 2003. If the Company does not elect to early adopt FIN 46-R, then the Company is required to apply FIN 46-R to these entities as of the end of the first interim or annual reporting period ending after March 15, 2004. The Company has not entered into any material joint venture or partnership agreements subsequent to January 31, 2003 and the Company does not expect to enter into any such material agreements during the first interim period ended January 31, 2004. If the Company enters into any significant joint venture and partnership agreements in the future that would require consolidation under FIN 46 or FIN 46-R, it could have a material impact on the Company's future consolidated financial statements.

    In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective for the Company's fourth quarter of 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's future financial position, results of operations or cash flows.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No.

    148 requires disclosure of the pro forma effect in interim financial statements. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition, only on its financial statement disclosures.

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2003.

10. SUBSEQUENT EVENTS

    In January 2004, Sen Hong issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by Sen Hong. In January 2004, the Company had received $1,288,145 from Sen Hong on this loan facility.

Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                  Description
----------  ------------------------------------------------------
  3.1        Certificate of Incorporation (1)
  3.2        By-Laws (1)
  4.1        Specimen Stock Certificate (2)
 10.1        Agreement with Waywood Investment Ltd. (1)
 10.2        Shareholder agreement (1)
 14.1        Code of Ethics
 31.1	       Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification of the Comany's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification of the Comany's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from our registration statement on Form 10-SB filed on June 10, 2002.

(2) Incorporated by reference from our registration statement on Form 10-SB/A filed on July 29, 2002.

(b)  Reports on Form 8-K

On February 28, 2003, Weston filed a Form 8-K on Items 1 and 7 to report that Waywood Investment Ltd. entered into a Stock Purchase Agreement with Comp International Ltd., pursuant to which Comp International acquired 4,250,000 shares of Weston's common stock representing 85% of Weston's issued and outstanding shares from Waywood, for a consideration of $42,500 in cash.

On October 15, 2003, Weston filed a Form 8-K on Item 5 to report that Weston entered into a Share Exchange Agreement with shareholders of Best Partners Worldwide Ltd. ("BPW"), pursuant to which Weston agreed to issue to BPW Shareholders 440,775 shares of Weston's common stock and a warrant to purchase 43,636,725 shares of Weston's common stock for a period of five years ending on October 14, 2008, at an exercise price of $.001 per share in exchange for all the capital stock of BPW. Upon consummation of the transaction, BPW becomes Weston's wholly-owned subsidiary.

On November 3, 2003, Weston filed a Form 8-K on Item 5 to report that Weston entered into a Share Subscription Agreement with Centreford Investment Ltd. ("Centreford"), pursuant to which Centreford agreed to purchase 802,500 shares of Weston's common stock at a price of $8 per share. Under the Agreement, Weston also granted Centreford an option to subscribe for an additional 120,000 shares of Weston's common stock at an exercise price of $9 per share within one year of the execution of said Agreement.

On March 29, 2004, Weston filed a Form 8-K on Item 4 to report that Weston dismissed Stan J.H. Lee, CPA and engaged Livingston, Wachtell & Co., LLP, CPA's as its independent public accountants.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weston's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged by them for such services. In its review of non-audit service fees and its appointment of Livingston, Wachtell & Co., LLP, CPA's as Weston's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Livingston, Wachtell & Co., LLP, CPA's independence. All of the services provided and fees charged by Livingston, Wachtell & Co., LLP, CPA's in 2003 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed to us for professional services rendered by Weston's current and former principal accountants for the audit of its annual financial statements and review of its quarterly financial statements was $22,000 and $500 for fiscal years 2003 and 2002, respectively.

Audit-Related Fees:  None

Tax Fees:  None

All Other Fees:  None




                               SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Weston Technologies Corp.

/s/ Yin Sen Wong
--------------------------------
Yin Sen Wong, CEO and Chairman

Date:   April 19, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jianjun Zhang
-------------------------
Jianjun Zhang, Director


/s/ Jacinta Sit
-------------------------
Jacinta Sit, Director


/s/ Isaaces K. Li
--------------------------
Isaacs K. Li
Chief Financial Officer
(chief accounting officer)


Date:  April 19, 2004