Form 10-K/A
period 2003-12-31
WESTON TECHNOLOGIES CORP
filed 2004-05-20
CIK 1169353

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                             FORM 10-KSB/A

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
                                                            ============


    The accompanying notes are an integral part of the consolidated financial statements

                         WESTON TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                 FROM JULY 1, 2003 (INCEPTION) TO DECEMBER 31, 2003


                                                                                    Deficit
                                                   Common Stock                  Accumulated    Accumulated
                                                    Subscribed       Additional   During the      Other
                               Common Stock     $.0001 Par Value     Paid In    Development  Comprehensive  Subscription
                             Shares   Amount     Shares   Amount      Capital       Stage         Income     Receivable  Total
                            --------  --------  -------- ---------  ---------- ------------  ------------- ----------- --------
Common Stock Issued
 - Inception July 1, 2003    440,775  $ 10,000      -      $ -        $  -       $  -          $  -        $ (10,000)    $  -

Recapitalization as a
result of reverse merger*  5,000,000   (9,456)      -        -        9,456         -             -              -          -

Shares issued at $8.00 per share
 - November 3,2003               -         -    802,500   6,420,000     -           -             -       (6,420,000)       -

Shares issued at $8.00 per share
 - November 3, 2003         321,000       32  (321,000) (2,568,000) 2,567,968       -             -              -          -

Cash received for
   shares subscribed             -         -        -        -         -            -             -       2,568,000  2,568,000

Foreign currency translation
   gain - for the period         -         -        -        -         -            -           1,763            -       1,763

Net loss for the period          -         -        -        -         -      (42,187)             -             -    (42,187)
                          ----------   ------  --------  ----------  ---------   -----------  --------- ------------  --------
Balance -December 31, 2003 5,761,775   $  576  481,500  $ 3,852,000 $2,577,424    $ (42,187)  $  1,763 $(3,862,000)$ 2,527,576
                          ==========   ======  ======== =========== ==========   ===========  ========= ============ =========

* see Footnote 1 regarding recapitalization of Best Partners Worldwide Limited on October 15, 2003



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

Date:   May 20, 2004


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


Date:  May 20, 2004