Form 10QSB
period 2004-03-31
WESTON TECHNOLOGIES CORP
filed 2004-05-25
CIK 1169353

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2004

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to ___________

             Commission file number:            000-49856
                                     ________________________________

                       WESTON TECHNOLOGIES CORP.
----------------------------------------------------------------------
  (Exact Name of Small Business Issuer as specified in its charter)

             Delaware                           75-3022004
----------------------------------   ---------------------------------
  (State or other jurisdiction of    (IRS Employer Identification No.)
    incorporation or organization)

            80 Wall Street, Suite 818, New York, NY 10005
---------------------------------------------------------------------
                (Address of principal executive offices)

                            (212) 809-1200
---------------------------------------------------------------------
                       (Issuer's telephone number)

                                 N/A
---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
 for the past 90 days.                         Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,761,775 shares of common stock, $.0001 par value, as of May 24, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                       WESTON TECHNOLOGIES CORP.


                          TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 2004 unaudited) and December 31, 2003 (audited)

      Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2004 and 2003

      Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2004 and 2003

      Notes to Consolidated Financial Statements

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

ITEM 3.  Controls and Procedures


PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES

PART I - FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                              Assets
..

                                             March 31, 2004   Dec. 31, 2003
                                              (Unaudited)        (Audited)
                                            --------------   -------------
Current assets
 Cash and cash equivalents...............    $    416,425     $   176,603
 Inventory...............................         176,633          12,391
 Other receivables.......................         105,767               -
 Deposits - inventory purchases..........         156,226         135,730
 Deposits -inventory purchases- related company 2,712,393       2,139,929
 Prepaid expenses and other current assets              -          71,593
                                              -----------     -----------
  Total current assets...................       3,567,444       2,536,246

Property, plant and equipment - at cost..          69,876          13,594
 Less: accumulated depreciation..........           (669)           (123)
                                              -----------     -----------
                                                   69,207          13,471
Other assets
  Trademarks.............................           7,793           5,980
                                              -----------     -----------
    Total assets.........................     $ 3,644,444     $ 2,555,697
                                              ===========     ===========

                     Liabilities and Stockholders' Equity


Current liabilities
 Accrued liabilities.....................     $    9,345      $    13,121
 Due to affiliate........................         15,000           15,000
                                              -----------     -----------
   Total current liabilities.............         24,345           28,121

Long-term loan...........................      1,282,051                -
                                              ----------      -----------
   Total liabilities.....................      1,306,396           28,121

Commitments and contingencies (refer to note 7)

Stockholders' equity
 Preferred stock.........................              -                -
 Common stock............................            576              576
 Common stock subscribed.................      3,852,000        3,852,000
 Additional paid in capital..............      2,577,424        2,577,424
 Accumulated other comprehensive income..        (2,654)            1,763
 Deficit accumulated during
   the development stage.................      (227,298)         (42,187)
                                              ----------      -----------
                                               6,200,048        6,389,576

Less: stock subscription receivable......    (3,862,000)      (3,862,000)
                                             -----------     ------------
  Total stockholders' equity.............      2,338,048        2,527,576
                                             -----------     ------------
  Total liabilities and stockholders' equity $ 3,644,444     $  2,555,697
                                             ===========     ============



       The accompanying notes are an integral part of the condensed consolidated financial statements

                     WESTON TECHNOLOGIES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE LOSS
                               (UNAUDITED)

                                                              Cumulative
                                                             Amounts Since
                                                                Inception
                                      Three Months Ended     July 1, 2003 to
                                            March 31,            March 31,
                                        2004        2003            2004
                                     ----------  ----------  --------------

Cost and expenses
 General and administrative expenses $  185,336   $      -    $    223,050
 Research and Development costs....           -          -           4,838
                                     ----------   --------    ------------
Operating loss.....................   (185,336)          -       (227,888)

Other income (expense)
  Other income.....................         225          -             590
                                     ----------   --------     -----------

  Net loss.........................   (185,111)          -       (227,298)

Foreign currency translation adjustment (4,417)          -         (2,654)
                                     ----------  ---------     -----------

Comprehensive loss................. $ (189,528)  $       -     $ (229,952)
                                    ===========  ==========    ===========

Basic and diluted net loss per share $    (.03)  $       -
                                    ===========  ==========

Weighted average number of common
  shares outstanding...............  5,761,775           -
                                    ==========   ==========


       The accompanying notes are an integral part of the condensed consolidated financial statements.

                       WESTON TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                             Cumulative
                                                            Amounts Since
                                                              Inception
                                         Three Months Ended  July 1, 2003 to
                                               March 31,        March 31,
                                            2004       2003        2004
                                        ----------- ---------- -------------

Net cash used in operating activities    $(979,717)  $     -  $ (3,368,303)
                                       -----------  --------  -------------

Cash flows from investing activities
 Purchase of trademark...............       (1,813)        -        (7,793)
 Purchases of property and equipment.      (56,282)        -       (69,876)
                                        -----------  --------  ------------
Net cash used in investing activities      (58,095)        -       (77,669)
                                        -----------  --------  ------------

Cash flows from financing activities
 Due to affiliates...................             -        -         15,000
 Long-term debts.....................     1,282,051        -      1,282,051
 Proceeds from issuance of common stock           -        -      2,568,000
                                         ----------  --------  ------------
Net cash provided by financing activities 1,282,051        -      3,865,051
                                         ----------  --------  ------------

Foreign exchange effect on cash......       (4,417)        -        (2,654)
                                         ----------  --------  ------------

Net increase (decrease) in cash and
 cash equivalents....................      239,822         -        416,425

Cash and cash equivalents
 - beginning of period...............      176,603         -              -
                                         ---------   --------  ------------
Cash and cash equivalents
 - end of period.....................   $  416,425         -     $  416,425
                                        ==========   ========   ===========


        The accompanying notes are an integral part of the condensed consolidated financial statements

                     WESTON TECHNOLOGIES CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)

      NOTE TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS
                             (UNAUDITED)

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

1. BUSINESS DESCRIPTION AND ORGANIZATION

   WESTON TECHNOLOGIES CORPORATION

   Weston Technologies Corp. (a development stage company at March 31,
   2004) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

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

   BEST PARTNERS WORLDWIDE LIMITED

   Best Partners World Limited ("BPW") a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the flameless and no-tar cigarette substitute (the Ultrasonic and Electronic Atomized Cigarette).

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

   Since the former stockholders of BPW will own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

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

   The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At March 31, 2004, the Company had an accumulated deficit of $227,298. The Company also realized net loss of $185,111 for the three months ended March 31, 2004.

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

   RESTRICTION ON TRANSFER OF ASSETS FROM CHINA

   Dividend payments to the Company will be limited by certain statutory regulations in China. No dividends may be paid out of China without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from BPW to the Company, unless certain conditions are met, will be restricted by the Chinese government.

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

   The Company has determined The People's Republic of China Chinese Yuan Renminbi to be the functional currency of the Company. There were no gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the Yuan Renminbi currency in 2004. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

   The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at year end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at March 31, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the year end rates.

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

   The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:

       NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders    $  (185,111)
                                             ============

       DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common
            stock Outstanding                  5,761,775
                                             ===========

       LPS - Basic and diluted               $     (.03)
                                             ===========

4.  LONG-TERM DEBT

   On January 8, 2004, Sen Hong issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by Sen Hong. In January 2004, the Company had received $1,282,051 from Sen Hong on this loan facility, which remains outstanding at March 31, 2004.

5. STOCKHOLDERS' EQUITY

   PREFERRED STOCK

   The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2004, no preferred stock had been issued.

   COMMON STOCK AND CONTRIBUTED CAPITAL

   The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At March 31, 2004 the company has 5,761,775 common stock shares issued and outstanding.

   On November 3, 2003, the Company entered into a Share Subscription Agreement with Centreford Investment Limited ("Centreford"), a corporation registered in the British Virgin Islands, pursuant to which Centreford agreed to purchase 802,500 shares of the Company's common stock at a price of $8 per share for an aggregate consideration of $6,420,000. As of March 31, 2004, Centreford had paid-up 321,000 shares under the subscription agreement. Under the Agreement, the Company also granted Centreford an option to subscribe an additional 120,000 shares of the Company's common stock at an exercise price of $9 per share for an aggregate consideration of $1,080,000 within 1 year of the execution of this agreement.

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

   There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $200,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $60,000 in which the company recorded a valuation allowance for the same amount at March 31, 2004.

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

   PURCHASE COMMITMENTS

   The Company has entered into several purchase agreements with vendors for various raw materials for the flameless and no-tar cigarette substitute production in the PRC totaling approximately $4,480,850 at March 31, 2004. Out of these total purchase commitments, $4,313,129 purchases are from Shenyang Jinlong Pharmaceutical Co. Ltd. a related company, which accounts for approximately 96% of the total purchase commitments.

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

   As a result of the difficulties presented in the valuation of the loans payable to related entities/parties because of their related party nature, estimating the fair value of these financial instruments is not considered practical. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the financial instruments held are derivative financial instruments and none were acquired or held for trading purposes in 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and the other portions of this report on Form 10Q-SB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability of financial resources for long term needs, product demand, market acceptance and other factors discussed elsewhere in this report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

Overview

The Company conducted its business through its wholly-owned subsidiary Best Partners Worldwide Limited ("BPW"). BPW was incorporated on July 1, 2003 in the British Virgin Islands. BPW owns intangible assets of all the pending patents of an invention known as the flameless and no-tar cigarette substitute. The Company believes that the pending patents may have potential for commercial use.

As of March 31, 2004, BPW had not conducted any material business, nor had it generated any revenues or acquired any significant assets, other than purchasing certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The pending patents the Company intends to use were initially filed in March and April 2003 with the State Intellectual Property Office of the People's Republic of China, which are currently pending under patent numbers 03111173.4 and 03211903.8. A search of international patent databases did not reveal any similar patents. However, there is no guarantee that the Company's patent applications will be approved by the State Intellectual Property Office of the People's Republic of China.

In February 2004, the Company also filed two PCT (Patent Cooperation Treaty) patent applications in order to protect our intellectual property in all PCT member states. Weston intends to file patent applications in selected non-PCT member states in the future.

Based on the pending patents the Company owns, the Company plans to develop, manufacture and market an electronics device known as the "Flameless and no-Tar Cigarette Substitute" (the "FNT Cigarette"), which may be a solution to "fully eliminate tar".

The Company plans to manufacture FNT Cigarettes in China for the Chinese domestic market. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets. The Company plans to formally start to manufacture FNT Cigarettes in May, 2004.

The Company is a start-up stage corporation and has not generated any revenues from its business operations. The Company has developed a prototype of FNT Cigarettes (Flameless and No-Tar cigarettes). No revenues are anticipated until the Company completes the manufacturing of and begins to sell FNT Cigarettes.

Results of Operations for Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues

As of March 31, 2004, the Company had not commercially manufactured its FNT Cigarettes. Accordingly, the Company had no revenues for the three months ended March 31, 2004 and March 31, 2003, respectively.

Cost and Expenses

As of March 31, 2004, the Company had not commercially manufactured its FNT Cigarettes. Therefore, we had no cost of revenues or cost of goods sold. The only expenses we had for the three month period ended March 31, 2004 was general and administrative expenses. The general and administrative expenses were $185,336 in the 2004 first quarter, compared with no such expenses in the first quarter of the previous year. This is because the Company did not start its business until July 1, 2003.

Net Loss. For the three months ended March 31, 2004, we had a net loss of $189,528, or $.03 per shares.

Liquidity and Capital Resources

The Company's cash and cash equivalents position as of March 31, 2004 was $416,425, as compared to $176,603 as of December 31, 2003. The increase in our cash and cash equivalents position for the three-month period ended March 31, 2004 was attributable to $1,282,051 in cash raised from financing activities, partially offset by $979,717 in cash used in operating activities.

On January 8, 2004, Sen Hong Resources Holdings Ltd., an affiliate of the Company ("Sen Hong"), issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by Sen Hong. In January 2004, the Company had received $1,282,051 from Sen Hong on this loan facility, which remains outstanding at March 31, 2004 and was the only source of net cash provided by the Company's financing activities for the three months ended March 31, 2004.

During the three-month period ended March 31, 2004, the Company used net cash of $58,095 in its investing activities, including $1,813 for purchase of trademark and $56,282 for purchase of property and equipment.

As of March 31, 2004, there were no off-balance sheet arrangements. There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our earnings or cash flows.

As to date, the Company has not generated any revenues from its operations. Therefore, the Company may have to raise cash from sources other than operations to implement its business plan and continue its operations. Such financing may be either debt or equity financing. To the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to obtain additional financing, the Company may be unable to continue, develop or expand its operations. Equity financing could result in additional equity dilution to existing shareholders.


ITEM 3.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

(b)   Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.


PART II.  OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                       Description
----------  ------------------------------------------------------
   31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
   32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002
   32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On March 30, 2004, the Company filed a Form 8-K on Item 4 to report that the Company dismissed Stan J.H. Lee, CPA and engaged Livingston, Wachtell & Co., LLP, CPA's as its independent public accountants.


                             SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Weston Technologies Corp.

By: /s/ Yin Sen Wong
-------------------------------------
Yin Sen Wong, Chief Executive Officer

Date: May 25, 2004


By: /s/ Isaacs K. Li
-------------------------------------
Isaacs K. Li, Chief Financial Officer
(principal accounting officer)

Date:  May 25, 2004



	1