Form 10QSB
period 2004-06-30
WESTON TECHNOLOGIES CORP
filed 2004-08-27
CIK 1169353

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ____________ to _____________

               Commission file number:               000-49856
                                       ____________________________________

                        WESTON TECHNOLOGIES CORP.
----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)

                  Delaware                          75-3022004
--------------------------------------   ----------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

              80 Wall Street, Suite 818, New York, NY 10005
---------------------------------------------------------------------------
                (Address of principal executive offices)

                            (212) 809-1200
---------------------------------------------------------------------------
                      (Issuer's telephone number)

                                  N/A
---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,761,775 shares of common stock, $.0001 par value, as of August 26, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No  [X]



                          WESTON TECHNOLOGIES CORP.

                             TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

  Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2004

  Condensed Consolidated Statements of Operations and Comprehensive
   Loss (unaudited) for the Three and Six Months Ended June 30, 2004 and 2003

  Condensed Consolidated Statements of Cash Flows (Unaudited) for the
   Six Months Ended June 30, 2004 and 2003

Notes to the Condensed Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures


PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K


SIGNATURES




PART I - FINANCIAL INFORMATION


ITEM 1:   Financial Statements


                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                Assets

                                              June 30, 2004    Dec. 31, 2003
                                               (Unaudited)        (Audited)
                                              -------------    -------------
Current assets
 Cash and cash equivalents.............       $     112,246     $    176,603
 Inventory.............................             518,944           12,391
 Deposits-inventory purchases..........              69,924          135,730
 Deposits -inventory purchases -related company   2,723,359        2,139,929
 Prepaid expenses and other current assets          151,810           71,593
                                              -------------     ------------
   Total current assets................           3,576,283        2,536,246

Property, plant and equipment -at cost.              83,975           13,594
  Less: accumulated depreciation.......             (2,557)            (123)
                                              -------------     ------------
                                                     81,418           13,471
Other assets
 Trademarks............................               8,335            5,980
                                              -------------     ------------
   Total assets........................        $  3,666,036     $  2,555,697
                                              =============     ============


                          Liabilities and Stockholders' Equity


Current liabilities
 Accounts payable......................         $    37,683      $         -
 Accrued liabilities...................              96,816           13,121
 Due to affiliate......................              15,000           15,000
                                              -------------     ------------
   Total current liabilities...........             149,499           28,121

Long-term loan - related company.......           1,410,256                -
                                              -------------     ------------
  Total liabilities....................           1,559,755           28,121

Commitments and contingencies (refer to note 7)

Stockholders' equity
 Preferred stock.......................                   -                -
 Common stock..........................                 576              576
 Common stock subscribed...............           3,852,000        3,852,000
 Additional paid in capital............           2,577,424        2,577,424
 Accumulated other comprehensive income             (2,690)            1,763
 Deficit accumulated during the development stage (459,029)         (42,187)
                                              -------------      -----------
                                                  5,968,281        6,389,576

Less: stock subscription receivable....         (3,862,000)      (3,862,000)
                                              -------------     ------------
   Total stockholders' equity..........           2,106,281        2,527,576
                                              -------------     ------------
Total liabilities and stockholders' equity    $   3,666,036     $  2,555,697
                                              =============     ============




         The accompanying notes are an integral part of the condensed consolidated financial statements









                       WESTON TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE LOSS
                                (UNAUDITED)


                                                                                   Cumulative
                                                                                  Amounts Since
                                    Three Months Ended      Six Months Ended        Inception
                                         June 30                 June 30,         July 1, 2003 to
                                    2004         2003         2004        2003    June 30, 2004
                                 ------------ ----------  ------------ ----------  --------------

Net Revenue                      $   16,403   $       -    $  16,403   $       -     $   16,403
Cost of goods sold                    5,148           -        5,148           -              -
                                 ----------  -----------  -----------  ----------  ------------
Gross Profit                         11,255           -       11,255           -         11,255

Cost and expenses
General and
  administrative expenses           211,953           -      397,286           -        435,003
Research and Development costs            -           -            -           -          4,838
                                 ----------  -----------  -----------  ----------  ------------
Operating loss..                  (200,698)           -    (386,034)           -      (428,586)

Other income (expense)
 Interest expense                  (31,612)           -     (31,612)           -       (31,612)
 Other income                           579           -          804           -          1,169
                                 ----------  -----------  ----------- -----------  ------------

   Net loss                       (231,731)           -    (416,842)           -      (459,029)
                                -----------  -----------  ----------- -----------  ------------
Foreign currency
  translation adjustment               (36)           -      (4,453)           -        (2,690)
                                -----------  -----------  ----------- -----------  ------------

Comprehensive loss             $  (231,767)  $        -   $(421,295)  $        -   $  (461,719)
                               ============  ===========  =========== ===========  ============

Basic and diluted
  net loss per share           $     (.04)   $        -   $   (.07)   $        -
                               ============  ===========  =========== ===========

Weighted average number
 of common shares outstanding    5,761,775            -   5,761,775             -
                               ============  ===========  =========== ===========




        The accompanying notes are an integral part of the condensed consolidated financial statements.






                   WESTON TECHNOLOGIES CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Cumulative
                                                                   Amounts Since
                                                                     Inception
                                            Six Months Ended       July 1, 2003 to
                                                  June 30             June 30,
                                             2004        2003           2004
                                        ------------- ------------- -------------
Net cash used in operating activities   $ (1,397,424)  $         -  $  (3,786,010)
                                        -------------- ------------ --------------

Cash flows from investing activities
 Purchase of trademark                        (2,355)            -        (8,335)
 Purchases of property and equipment         (70,381)            -       (83,975)
                                        -------------- ------------ -------------
Net cash used in investing activities        (72,736)            -       (92,310)
                                        -------------- ------------ -------------

Cash flows from financing activities
 Due to affiliates                                 -             -        15,000
 Proceeds from issuance of common stock            -             -     2,568,000
 Long-term debts                           1,410,256             -     1,410,256
                                        -------------  ------------ ------------
Net cash provided by financing activities  1,410,256             -     3,993,256
                                        -------------  ------------ ------------

Foreign exchange effect on cash              (4,453)             -       (2,690)
                                        -------------  ------------ ------------

Net increase (decrease) in cash and
 cash equivalents                           (64,357)             -       112,246

Cash and cash equivalents
   - beginning of period                     176,603             -             -
                                        ------------   ------------  ------------
Cash and cash equivalents
   - end of period                      $   112,246    $         -   $   112,246
                                        ============   ============  ============

Supplemental cash flow information:
  Cash paid during the periods for:

                     Interest           $         -    $         -
                                        ============   ============
                     Income taxes       $         -    $         -
                                        ============   ============


        The accompanying notes are an integral part of the condensed consolidated financial statements





                    WESTON TECHNOLOGIES CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)

       NOTES TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS
                             (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

1.  BUSINESS DESCRIPTION AND ORGANIZATION

WESTON TECHNOLOGIES CORPORATION

Weston Technologies Corp. (a development stage company at June 30, 2004) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Waywood Investment Limited, ("Waywood") was the sole shareholder of the Company at inception. On February 26, 2003, Waywood sold 85% of its stock interest or 4,250,000 shares in the Company to Comp International Limited, a British Virgin Islands Corporation ("BVI").

South Sea Petroleum Holdings Limited (formerly Sen Hong Resources Holdings Limited) ("SSP"), which is a publicly listed company in Hong Kong, is the parent company of Comp International Limited.

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

The assets and liabilities of the Company were deemed to have been acquired by BPW on the Acquisition Date. All financial information included in this report that is as of a time prior to the Acquisition Date, is the financial information of BPW on a stand alone basis, as if BPW had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, BPW and its subsidiaries, on a consolidated basis. BPW was incorporated on July 1, 2003, therefore there is no 2003 comparative information shown in these financial statements.

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At June 30, 2004, the Company had an accumulated deficit of $459,029. The Company also realized net loss of $416,842 for the six months ended June 30, 2004.

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

The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at period end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at June 30, 2004. Expenses were translated at exchange rates in effect during the period, substantially the same as the period end rates.

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

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB
No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exits; (2) delivery has occurred and title has passed according to the sale terms, (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

Shipping and handling costs incurred by the Company are included in cost of goods sold and those costs that are billed to customers are included in net sales.

LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

3.  LONG-TERM DEBT

On January 8, 2004, South Sea Petroleum Holdings Limited ("SSP") has agreed to loan up to $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by SSP. In January and May 2004, the Company had received $1,282,051 and $128,205 respectively, from SSP on this loan facility, which remains outstanding at June 30, 2004. Interest expenses in the amount of $31,612 were accrued.

4.  STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2004, no preferred stock had been issued.

COMMON STOCK AND CONTRIBUTED CAPITAL

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At June 30, 2004 the company has 5,761,775 common stock shares issued and outstanding.

On November 3, 2003, the Company entered into a Share Subscription Agreement with Centreford Investment Limited ("Centreford"), a corporation registered in the British Virgin Islands, pursuant to which Centreford agreed to purchase 802,500 shares of the Company's common stock at a price of $8 per share for an aggregate consideration of $6,420,000. As of June 30, 2004, Centreford had paid-up 321,000 shares under the subscription agreement. Under the Agreement, the Company also granted Centreford an option to subscribe an additional 120,000 shares of the Company's common stock at an exercise price of $9 per share for an aggregate consideration of $1,080,000 within 1 year of the execution of this agreement.

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

There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $460,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $138,000 in which the company recorded a valuation allowance for the same amount at June 30, 2004.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

6.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company subleases office space on a month to month basis.

PURCHASE COMMITMENTS

The Company has entered into several purchase agreements with vendors for various raw materials for the flameless and no-tar cigarette substitute production in the PRC totaling approximately $4,480,850 at June 30, 2004. Out of these total purchase commitments, $4,313,129 purchases are from Shenyang Jinlong Pharmaceutical Co. Ltd. a related company, which accounts for approximately 96% of the total purchase commitments.

VARIABLE INTEREST ENTITIES

The Company is currently evaluating the impact and the adoption of FIN 46 "Consolidation of Variable Interest Entities" on its financial statements.

8.  SUBSEQUENT EVENT

On July 20, 2004, the Company and its subsidiary Best Partners Worldwide Ltd. entered into a marketing and license agreement with Augite Inc. ("Augite"). Pursuant to the agreement, the parties agreed that:

1. The Company and BPW grant to Augite an exclusive license to use the intellectual property related to the flameless and no-tar cigarette, and appoint Augite as their exclusive agent and distributor to market the flameless and no-tar cigarette manufactured by the Company and BPW in the world, excluding Mainland China.

2. The Company and BPW also granted to Augite an exclusive worldwide license to use the intellectual property for the development and manufacture of the flameless and no-tar cigarette, which include any and all related devices, goods and services.

3. The Company and BPW also granted to Augite an exclusive license to use the intellectual property to market the flameless and no-tar cigarettes in the world, except Mainland China, directly and indirectly, including through other distributors and resellers. Augite may use the Company's or BPW's label or Augite's own label in its marketing activities.

4. If the Company and BPW make any improvements or new invention derived from the intellectual property, the Company and BPW shall promptly provide to Augite such information with respect to such improvements and new invention as is reasonably necessary to permit Augite to incorporate such improvements or new invention in its manufacture of the product.

5. Upon the signing of the agreement, the Company and BPW may not enter into any agreements or contracts to license the intellectual property or to distribute the flameless and no-tar cigarettes in the world, except in Mainland China, with any third party. Nor shall the Company and BPW support any third party (including themselves) to engage, directly or indirectly, in business activities in competition with Augite in the world, excluding Mainland China.

As the consideration, Augite agreed to pay the Company and BPW (i) a one-time licensing fee of approximately $125,000; and (ii) a royalty fee of 5% of Augite's after-tax net income on an annual basis until the patents embodied in the intellectual property expires.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and the other portions of this report on Form 10-QSB contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability of financial resources for long term needs, product demand, market acceptance and other factors discussed elsewhere in this report.
This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

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

In February 2004, the Company also filed two PCT (Patent Cooperation Treaty) atent applications in order to protect our intellectual property in all PCT member states. Weston intends to file patent applications in selected non-PCT member states in the future. Based on the pending patents the Company owns, the Company plans to develop, manufacture and market an electronics device known as the "Flameless and no-Tar Cigarette Substitute" (the "FNT Cigarette"), which may be a solution to "fully eliminate tar".

Plan of Operation

BPW through its wholly own subsidiary SBT (Holdings) Company Limited had started to conduct marketing business in Beijing, the PRC as the starting point of market development in June 2004, which generated revenues in the sum of US$16,403 in the quarter ended June 30, 2004 and also purchased certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The Company had started to manufacture FNT Cigarettes in China for the Chinese domestic market in May 2004. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets.

Results of Operations

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30,
2003

Revenues

As the Company had just started commercially manufactured its FNT Cigarettes in the second quarter of 2004. Accordingly, the Company had generated revenues in the sum of US$16,403 for the half year ended June 30, 2004 and "No" revenue generated for the same period in 2003.

Cost and Expenses

As of the quarter ended June 30, 2004, cost of revenues or cost of goods sold is US$5,148 with no comparable figure in the same period of 2003 as no business have occured at that time. The general and administrative expenses were $397,289 in the first half year of 2004, compared with no such expenses in the first half year of the previous year. This is because the Company did not start its business until July 1, 2003.

Net Loss

For the six months ended June 30, 2004, we had a net loss of $421,295, or $.07 per shares.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

We began our operations on July 1, 2003, and therefore, the results of operations for the six months ended June 30, 2004 were the same as the results of operations for the three months ended June 30, 2004.

Liquidity and Capital Resources

The Company's cash and cash equivalents position as of June 30, 2004 was $112,246, as compared to $176,603 as of December 31, 2003. The decrease in our cash and cash equivalents position for the six-month period ended
June 30, 2004 was attributable to $1,410,256 in cash raised from financing activities, offset by $1,397,424 in cash used in operating activities, $72,736 used in investing activities and a loss of $4,453 due to effects from foreign exchange rates on cash..

On January 8, 2004, South Sea Petroleum Holdings Ltd. (formerly Sen Hong Resources Holdings Ltd.), an affiliate of the Company, issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by SSP. In the six months ended 30 June 2004, the Company had received $1,410,256 from SSP on this loan facility, which remains outstanding at June 30, 2004 and was the main source of net cash provided by the Company's financing activities for the six months ended June 30, 2004.

During the six-month period ended June 30, 2004, the Company used net cash of $72,736 in its investing activities, including $2,355 for purchase of trademark and $70,381 for purchase of property and equipment.

There are no off-balance sheet arrangements.

As to date, the Company had only generated limited revenues from its operations. Therefore, the Company may have to raise cash from sources other than operations to implement its business plan and continue its operations. Such financing may be either debt or equity financing. To the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to the Company on commercially reasonable terms or at all. If the Company is unable to obtain additional financing, the Company may be unable to continue, develop or expand its operations. Equity financing could result in additional equity dilution to existing shareholders


Item 3.   CONTROLS AND PROCEDURES

The effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial
Officer have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of the Company's internal control performed during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.                 Description
----------  ---------------------------------------------------------------
  31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On July 21, 2004, the Company filed a Current Report on Form 8-K under Item 5 to report that the Company and its subsidiary Best Partners Worldwide Ltd. entered into a marketing and license agreement with Augite Inc.



                               SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weston Technologies Corp.

By: /s/ Yin Sen Wong
-------------------------------------
Yin Sen Wong, Chief Executive Officer

Date:   August 27, 2004


By: /s/ Isaacs K. Li
-------------------------------------
Isaacs K. Li, Chief Financial Officer
(principal accounting officer)


Date:  August 27, 2004