Form 10QSB
period 2004-09-30
WESTON TECHNOLOGIES CORP
filed 2004-11-29
CIK 1169353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ____________ to _____________


               Commission file number:               000-49856
                                       ____________________________________


                        WESTON TECHNOLOGIES CORP.
----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as specified in its charter)


                  Delaware                          75-3022004
--------------------------------------   -----------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

              80 Wall Street, Suite 818, New York, NY 10005
----------------------------------------------------------------------------
                   (Address of principal executive offices)


                            (212) 809-1200
----------------------------------------------------------------------------
                      (Issuer's telephone number)

                                   N/A
----------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,411,775 shares of common stock, $.0001 par value, as of November 19, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes [ ] No  [X]





                            WESTON TECHNOLOGIES CORP.



                               TABLE OF CONTENTS


                         PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements


   Condensed Consolidated Balance Sheets (Unaudited) as of
      September 30, 2004 and December 31, 2003 (Audited)

   Condensed Consolidated Statements of Operations and Comprehensive Loss
    (unaudited) for the Three and Nine Months Ended
     September 30, 2004 and 2003

   Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended September 30, 2004 and 2003

   Notes to the Condensed Consolidated Financial Statements (Unaudited)


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


SIGNATURES




                                      PART I - FINANCIAL INFORMATION

ITEM 1:   Financial Statements



                         WESTON TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED CONSOLIDATED BALANCE SHEETS


                                  Assets


                                                  Sept. 30, 2004   Dec. 31, 2003
                                                   (Unaudited)       (Audited)
                                                 -------------    -------------
Current assets
 Cash and cash equivalents.............          $     619,844    $     176,603
 Inventory.............................                962,523           12,391
 Inventory - related company...........                 49,343                -
 Deposits-inventory purchases..........                245,416          135,730
 Deposits -inventory purchases -related company      1,305,714        2,139,929
 Prepaid expenses and other current assets             143,605           71,593
                                                 -------------     ------------
   Total current assets................              3,326,445        2,536,246


Property, plant and equipment -at cost.                 88,593           13,594
  Less: accumulated depreciation.......                (4,593)            (123)
                                                 -------------     ------------
                                                        84,000           13,471
Other assets
 Trademarks............................                  8,349            5,980
                                                 -------------     ------------
   Total assets........................          $   3,418,794     $  2,555,697
                                                 =============     ============


                             Liabilities and Stockholders' Equity


Current liabilities
 Accounts payable......................           $     36,416    $           -
 Accrued liabilities...................                341,635           13,121
 Accrued interest payable-related company               46,036                -
 Due to affiliate......................                 15,000           15,000
 Loan - related company................                897,436                -
                                                 -------------     ------------
   Total current liabilities...........              1,336,523           28,121



Stockholders' equity
 Preferred stock.......................                      -                -
 Common stock..........................                  4,041              576
 Common stock subscribed...............              3,852,000        3,852,000
 Additional paid in capital............              2,608,609        2,577,424
 Accumulated other comprehensive income                 (2,690)           1,763
 Deficit accumulated during the development stage     (517,689)         (42,187)
                                                 -------------      -----------
                                                     5,944,271        6,389,576

Less: stock subscription receivable....            (3,862,000)      (3,862,000)
                                                 --------------     ------------
   Total stockholders' equity..........              2,082,271        2,527,576
                                                 --------------    -------------
Total liabilities and stockholders' equity       $   3,418,794     $  2,555,697
                                                 ==============    =============


The accompanying notes are an integral part of the condensed consolidated financial statements







                                    WESTON TECHNOLOGIES CORPORATION
                                     (A DEVELOPMENT STAGE COMPANY)


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                            (UNAUDITED)


                                                                                   Amounts Since
                                    Three Months Ended       Nine Months Ended       Inception
                                       September 30            September 30,      July 1, 2003 to
                                    2004         2003         2004        2003   September 30, 2004
                                 ------------ ----------  ------------ ----------  --------------

License fees                     $  128,205    $      -     $128,205   $       -     $  128,205

Product Sales                       183,679           -      200,082           -        200,082
Cost of goods sold                   80,786           -       85,934           -         85,934
                                 ----------  -----------  -----------  ----------  ------------
Gross Profit on product sales       102,893           -      114,148           -        114,148


Cost and expenses
General and
  administrative expenses           274,819           -      672,105           -        709,819
Research and Development costs            -           -            -           -          4,838
                                 ----------  -----------  -----------  ----------  ------------
Operating loss..                    (43,721)          -     (429,752)          -       (472,304)


Other income (expense)
 Interest expense                   (14,423)          -      (46,035)          -        (46,035)
 Other income                             -           -          285           -            650
                                 ----------  -----------  ----------- -----------  ------------


   Net loss                         (58,144)          -     (475,502)          -       (517,689)
                                -----------  -----------  ----------- -----------  ------------
Foreign currency
  translation adjustment                  -           -       (4,453)          -         (2,690)
                                -----------  -----------  ----------- -----------  ------------


Comprehensive loss             $   ( 58,144)  $       -   $ (479,955)  $       -   $   (520,382)
                               ============  ===========  =========== ===========  ============
Basic and diluted
  net loss per share           $       (.01)   $      -   $     (.08)   $      -
                               ============  ===========  =========== ===========


Weighted average number
 of common shares outstanding     6,138,405    5,440,775   5,888,698   5,440,775
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





                                  WESTON TECHNOLOGIES CORPORATION
                                   (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Cumulative
                                                                          Amounts Since
                                                                            Inception
                                                 Nine Months Ended       July 1, 2003 to
                                                   September 30            September 30,
                                                 2004          2003            2004
                                           --------------- ------------- -----------------
Cash Flows from operating activities
 Net loss                                  $   (475,502)    $       -     $   (517,689)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation expense                           2,036            -            4,593

  Changes in operating assets and liabilities:
    Increase in inventory                       (950,132)           -        (962,523)
    Increase in inventory
      -related company                           (49,343)           -         (49,343)
    Increase in deposits
      -inventory purchases                      (109,686)           -        (245,416)
    Decrease in deposits - inventory
      purchases-related company                  834,215            -      (1,305,714)
    Increase in prepaid expenses
      and other current assets                   (37,362)            -       (108,955)
    Increase in accounts payable and
      and accrued liabilities                    410,966             -         424,087
                                            -------------     ----------   ------------
Net cash used in operating activities           (374,808)            -      (2,760,962)
                                           --------------    ------------  -------------
Cash flows from investing activities
 Purchase of trademark                            (2,369)            -         (8,349)
 Purchases of property and equipment             (72,565)            -        (88,593)
                                           -------------- ------------  --------------
Net cash used in investing activities            (74,934)            -        (96,942)
                                           -------------- ------------ -------------
Cash flows from financing activities
 Due to affiliates                                    -              -         15,000
 Proceeds from issuance of common stock               -              -      2,568,000
 Proceeds loan - related company               1,410,256             -      1,410,256
 Principal payments on long-term loan-
    related company                            (512,820)             -      (512,820)
                                           -------------   ------------  ------------
Net cash provided by financing activities        897,436             -      3,480,436
                                           -------------  ------------   ------------

Foreign exchange effect on cash                   (4,453)            -        (2,690)
                                           -------------  ------------   ------------
Net increase in cash and
 cash equivalents                                 443,241            -       619,844
Cash and cash equivalents
   - beginning of period                          176,603            -             -
                                            -------------  ------------   -----------
Cash and cash equivalents
   - end of period                          $    619,844   $         -    $  619,844
                                            ============   ============  ===========

Supplemental cash flow information:
  Cash paid during the periods for:

                     Interest               $         -     $         -
                                            =============   =============
                     Income taxes           $         -     $         -
                                            =============   =============




        The accompanying notes are an integral part of the condensed consolidated financial statements

                    WESTON TECHNOLOGIES CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)


NOTES TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2003.

WESTON TECHNOLOGIES CORPORATION

Weston Technologies Corp. (a development stage company at September 30, 2004) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

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

ACQUSITION OF BPW AND THE SHARE EXCHANGE

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share, or $43,636. The BPW shareholders did not take immediate control of the Company after the share exchange, but in previous periods it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 40,411,775. There are still remaining warrants to purchase 8,986,725 shares of common stock of the Company.

The assets and liabilities of the Company were deemed to have been acquired by BPW on the Acquisition Date. All financial information included in this report that is as of a time prior to the Acquisition Date, is the financial information of BPW on a stand alone basis, as if BPW had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, BPW and its subsidiaries, on a consolidated basis. BPW was incorporated on July 1, 2003 with no business activity in the third quarter, therefore there is no 2003 comparative information shown in these financial statements.

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

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At September 30, 2004, the Company had an accumulated deficit of $517,689. The Company also realized net loss of $475,502 for the nine months ended September 30, 2004.

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

The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at period end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at September 30, 2004. Expenses were translated at exchange rates in effect during the period, substantially the same as the period end rates.

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

On January 8, 2004, South Sea Petroleum Holdings Limited ("SSP") has agreed to loan up to $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by SSP. In January and May 2004, the Company had received $1,282,051 and $128,205 respectively, from SSP on this loan facility and $897,436 remains outstanding at September 30, 2004. Interest expenses in the amount of $46,036 were accrued at September 30, 2004.

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock had been issued.

COMMON STOCK AND CONTRIBUTED CAPITAL

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At September 30, 2004 the company has 40,411,775 common stock shares issued and outstanding.

On November 3, 2003, the Company entered into a Share Subscription Agreement with Centreford Investment Limited ("Centreford"), a corporation registered in the British Virgin Islands, pursuant to which Centreford agreed to purchase 802,500 shares of the Company's common stock at a price of $8 per share for an aggregate consideration of $6,420,000. As of September 30, 2004, Centreford had paid-up 321,000 shares under the subscription agreement. Under the Agreement, the Company also granted Centreford an option to subscribe an additional 120,000 shares of the Company's common stock at an exercise price of $9 per share for an aggregate consideration of $1,080,000 within 1 year of the execution of this agreement.

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

There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $518,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $155,000 in which the company recorded a valuation allowance for the same amount at September 30, 2004.

The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

RELATED PARTY TRANSACTIONS

At September 30, 2004, the Company has recorded inventory and deposits for inventory purchases of $49,343 and $1,305,714, respectively which is related to purchases of inventory from Jinlong Pharmaceutical Co. Ltd (Jinlong), a related company. Jinlong and the Company are under common control of major shareholders of the Company.

On January 8, 2004, South Sea Petroleum Holdings Limited ("SSP"), shareholder of the Company, issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest at 5% per annum, payable semiannually. The loan is payable on demand by SSP.
In the nine months ended September 30, 2004, the Company had received $1,410,256 from SSP on this loan facility, and $897,436 remains outstanding at September 30, 2004.

MARKETING AND LICENSE AGREEMENT

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

SUBSEQUENT EVENT

On November 3rd, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd. ("Perfect Approach"), whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of the Company for an aggregate consideration of approximately US$2,050,000.

Perfect Approach is an existing shareholder of Weston. Upon completion of the stock subscription, Perfect Approach holds 606,500 shares of common stock of the Company and warrants to purchase 495,000 shares of common stock of the Company.


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

In February 2004, the Company also filed two PCT (Patent Cooperation Treaty) patent applications in order to protect our intellectual property in all PCT member states. Weston intends to file patent applications in selected non- PCT member states in the future. Based on the pending patents the Company owns, the Company plans to develop, manufacture and market an electronics device known as the "Flameless and no-Tar Cigarette Substitute" (the "FNT Cigarette"), which may be a solution to "fully eliminate tar."

Plan of Operation

BPW through its wholly owned subsidiary SBT (Holdings) Company Limited had started to conduct marketing business in Beijing, the PRC as the starting point of market development in June 2004, and has generated revenues in the sum of US$328,287 in the nine months ended September 30, 2004 and also purchased certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The Company had started to manufacture FNT Cigarettes in China for the Chinese domestic market in May 2004. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets.

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues

The Company had just started commercially manufactured its FNT Cigarettes in the second quarter of 2004. Accordingly, the Company had generated product revenues in the sum of US$183,679 for the three months ended September 30, 2004 and No revenue generated for the same period in 2003. In addition, during the three months ended September 30, 2004, the Company recorded a license fee of $128,205, which is related to a marketing and license agreement the Company entered into with Augite, inc. on July 20, 2004.

Cost and Expenses

As of the quarter ended September 30, 2004, cost of revenues or cost of goods sold on product sales is US$80,786 with no comparable figure in the same period of 2003 as no business had occurred at that time. The general and administrative expenses and interest expenses were $274,819 and $14,423, respectively in the third quarter of 2004, compared with no such expenses in the third quarter of the previous year. This is because the Company did not start its primary operations until the last quarter of 2003.

Net Loss

For the three months ended September 30, 2004, we had a net loss of $58,144, or $.01 per shares.


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenues

The Company had just started commercially manufactured its FNT Cigarettes in the second quarter of 2004. Accordingly, the Company had generated product revenues in the sum of US $200,082 for the nine months ended September 30, 2004 and No revenue generated for the same period in 2003. In addition, during the nine months ended September 30, 2004 the Company recorded a license fee of $128,205, which is related to a marketing and license agreement the Company entered into with Augite, Inc. on July 20, 2004.

Cost and Expenses

As of nine months ended September 30, 2004, cost of revenues or cost of goods sold on product sales is US$85,934 with no comparable figure in the same period of 2003 as no business had occurred at that time. The general and administrative expenses and interest expenses were $672,105 and $46,035, respectively in the nine months ended September 30, 2004, compared with no such expenses in the previous year. This is because the Company did not start its primary operations until the last quarter of 2003.

Net Loss

For the nine months ended September 30, 2004, we had a net loss of $475,502 or $.08 per shares.

Liquidity and Capital Resources

The Company's cash and cash equivalents position as of September 30, 2004 was $619,844, as compared to $176,603 as of December 31, 2003. The increase in our cash and cash equivalents position for the nine-month period ended September 30, 2004 was attributable to $897,436 (net) in cash raised from financing activities, offset by $374,809 in cash used in operating activities, $74,935 used in investing activities and a loss of $4,453 due to effects from foreign exchange rates on cash.

On January 8, 2004, South Sea Petroleum Holdings Ltd. (formerly Sen Hong Resources Holdings Ltd.), an affiliate of the Company, issued an unsecured loan of $5,152,581 to the Company to assist the Company in manufacturing and marketing its product. The loan bears interest rate 5% per annum, payable semi-annually. The loan is payable on demand by SSP. In the nine months ended 30 September 2004, the Company had received $1,410,256 from SSP on this loan facility, and $897,436 remains outstanding at September 30, 2004 and was the main source of net cash provided by the Company's financing activities for the nine months ended September 30, 2004.

During the nine-month period ended September 30, 2004, the Company used net cash of $74,935 in its investing activities, including $2,370 for purchase of trademark and $72,565 for purchase of property and equipment.

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

On July 21, 2004, the Company filed a Current Report on Form 8-K under
Item 5 to report that the Company and its subsidiary Best Partners Worldwide Ltd. entered into a marketing and license agreement witk Augite Inc.

On November 22, 2004, the Company filed a Form 8-K under Item 4.01 to report that the Company dismissed Livingston, Wachtell & Co., CPA's and engaged KND & CO, CPA Ltd. as its independent public accountants.


                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Weston Technologies Corp.


By: /s/ Yin Sen Wong
-----------------------------------
Yin Sen Wong, Chief Executive Officer

Date:   November 25, 2004



By: /s/ Isaacs K. Li
-----------------------------------
Isaacs K. Li, Chief Financial Officer
(principal accounting officer)

Date:  November 25, 2004