Form 10KSB
period 2004-12-31
WESTON TECHNOLOGIES CORP
filed 2005-05-13
CIK 1169353

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Fiscal Year Ended December 31, 2004

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       Commission File No. 000-49856

                         WESTON TECHNOLOGIES CORP.
---------------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

             Delaware                               75-3022004
--------------------------------------   -----------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

        80 Wall Street, Suite 818, New York                NY 10005
-------------------------------------------------   ------------------------
      Address of principal executive offices               Zip Code

   Issuer's telephone number:             (212) 809-1200
----------------------------------------------------------------------------

   SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT

                        Common Stock, $.0001 Par Value
-----------------------------------------------------------------------------
                             (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:   $ 1,927,773

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.


State the number of shares outstanding of each of the issuer's classes of
common equity:   As of May 12, 2005: 41,013,275 shares of common stock, par value $.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]





                            TABLE OF CONTENTS



                                  PART I

ITEM 1.  Description of Business.....................................     3
ITEM 2.  Description of Property.....................................     9
ITEM 3.  Legal Proceedings...........................................     9
ITEM 4.  Submission of Matters to a Vote of Security Holders.........     9


                               PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters....     9
ITEM 6.  Management's Discussion and Analysis or Plan of Operation...    11
ITEM 7.  Financial Statements........................................    11
ITEM 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................    12
Item 8A. Controls and Procedures.....................................    13
Item 8B. Other Information ..........................................    14

                              PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act...........    14
ITEM 10. Executive Compensation......................................    16
ITEM 11. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.................    16
ITEM 12. Certain Relationships and Related Transactions..............    17
ITEM 13. Exhibits and Reports on Form 8-K............................    32
ITEM 14. Principal Accountant Fees and Services......................    33

SIGNATURES





                               PART I


Item1.  DESCRIPTION OF BUSINESS

Organization and Acquisition Activities

Weston Technologies Corp. ("Weston") was originally incorporated in the State of Delaware on March 8, 2002. Weston filed a registration statement on Form 10-SB with the Securities and Exchange Commission (the "Commission") on June 10, 2002, and the registration statement was cleared by the Commission in December 2002.

Between March 2002 and October 2003, Weston had no operations, except for necessary administrative matters and filing of periodic reports with the Commission as required by the Securities and Exchange Act of 1934. On October 15, 2003, Weston entered into a Share Exchange Agreement with shareholders of Best Partners Worldwide Limited ("BPW Shareholders"), pursuant to which Weston issued to BPW Shareholders 440,775 shares of its common stock and warrant to purchase 43,636,725 shares of its common stock for a period of five years ending on October 14, 2008, at an exercise price of $.001 per share in exchange for all capital stock of BPW. Upon consummation of the transaction, BPW becomes Weston's wholly-owned subsidiary.

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share. The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30 and November 3, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 and 601,500 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275.

Best Partners Worldwide Limited ("BPW") a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic Atomized Cigarette.

On November 3, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd. ("Perfect Approach"), whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of the Company for an aggregate consideration of US$2,050,000.

Perfect Approach is an existing shareholder of Weston. Upon completion of the stock subscription, Perfect Approach holds 606,500 shares of common stock of the Company and warrants to purchase 495,000 shares of common stock of the Company.


Weston's Business

Based on the pending patents Weston owns, Weston is implementing its plan to develop, manufacture and market an electronic device known as the "Flameless and no-Tar Cigarette Substitute" (the "FNT Cigarette"), which may be a solution to "fully eliminate tar".

In early part of 2004, most of the business activities of the Company were primarily research and product development and then the Company started marketing and commercial production in the latter half of 2004.

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

Based on the pending patents it owns, Weston began exploring and developing the market in Beijing, Shenyang and the rest of PRC through its wholly owned subsidiary SBT (Holdings) Company Limited. The Company has generated revenues in the sum of US$1,927,773 in the twelve months ended December 31, 2004 and also purchased certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The Company had started manufacturing FNT Cigarettes in China for the Chinese market in second half of 2004. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets.

Products

Weston has only one product, Flameless and no-Tar Cigarette Substitute (the "FNT Cigarettes"). Weston has developed a FNT Cigarette, which is in the shape of a cigarette holder of f12.5mm x 110mm. The FNT Cigarette can be used as a quit-smoking aid. The user can gradually quit smoking over a period of time without discomfort. It is achieved by activating the declining program installed in the silicon memory chip, which reduces the amount of vaporization over a period of 300 days. Coupled with the use of solutions of lower concentration levels, the vaporizer also progressively decreases the amount of nicotine being vaporized. Over such a period of time, the smoker gradually decreases his/her craving for nicotine to zero without knowing. As a result, the quitting process does not create anxiety, nor does it cause any endocrine imbalance associated with nicotine withdrawal syndrome, thereby achieving the goal of quitting smoking over time without discomfort. Because there is no burning involved, there is no second-hand smoking. FNT Cigarette, therefore, is particularly suitable for use at home, on the airplane or in the conference room. In the post-invention phase, Weston plans to add Chinese herbs good for the heart and lungs, thereby turning it into a healthier product to the fullest extent possible. Weston believes that there is currently no similar product that can function both as a cigarette substitute and quit-smoking device in the market.

Manufacturing

In the second half of 2004, Weston started manufacturing and marketing FNT Cigarettes in China for the Chinese domestic market. Weston also intends to contract with Axiom Manufacturing Services Limited, an affiliate of Weston, in South Wales, UK to manufacture FNT Cigarettes for the world markets.

Intellectual Property

The pending patents Weston intends to use were initially filed in March and April 2003 with the State Intellectual Property Office of the People's Republic of China, which are currently pending under patent numbers 03111173.4 and 03211903.8. A search of international patent databases did not reveal any similar patent. However, there is no guarantee that Weston's patent application will be approved by the State Intellectual Property Office of the People's Republic of China.

In February 2004, Weston also filed two PCT (Patent Cooperation Treaty) patent applications in order to protect our intellectual property in all PCT member states. Weston intends to file patent applications in selected non-PCT member states in the future.

Competition

The market for Weston's FNT Cigarette product is highly competitive and subjected to rapid technological change. Because most cancer-causing chemicals are believed to be contained in the tar in the cigarette smoke, to lower the amount of tar of cigarettes, major cigarette companies and tobacco-related research institutions all over the world have spent billions of dollars on research, and have been trying to improve the filter materials and tobacco curing process to lower the tar in cigarettes. However, the reduction of tar in cigarettes is accompanied by a decrease of nicotine and loss of flavor.

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

Weston believes that its ability to compete depends on many factors both within and beyond its control, including the success of its marketing and sales efforts and its competitors, the price and the timing and market acceptance of its products and its competitors. Weston expects competition to increase in the future. Many of Weston's potential competitors have substantially greater financial, technical and marketing resources than Weston's. Increased competition could materially and adversely affect Weston's business, financial condition and results of operations. There can be no assurance that Weston will be able to compete successfully.

Insurance

At present Weston does not maintain any insurance, other than general business liabilities insurance. Because Weston doesn't have any insurance, if it becomes a party of a product liability action, Weston may not have sufficient funds to defend the litigation. If that occurs, a judgment could be rendered against Weston which could cause it to cease operations.

Regulation and Environmental Compliance

At this time, Weston is not subject to direct national, provincial or local regulation other than regulations applicable to businesses generally. After Weston began manufacturing its FNT Cigarettes, Weston may be subjected to various national, provincial and local environmental laws and regulations. Such laws and regulations often impose liability to companies which handle hazardous or toxic substances. The costs of any required remediation or removal of these substances and the potential liability of Weston could be substantial. Currently it is not possible for Weston to predict the content or impact of future legislation and regulations affecting its business.

Employee

As at December 31, 2004, Weston and its subsidiaries had approximately 300 employees. None of the Weston's employees are represented by a labour organization or covered by a collective bargaining agreement. Weston has not experienced any work stoppage and Weston believes that its relationship with its employees is good.

                              RISK FACTORS

Weston is subjected to various risks that may materially harm its business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, Weston's business, financial condition or operating results could be materially harmed. In that case, the trading price of Weston's common stock, if any, could decline and you could lose all or part of your investment.

Weston has only one product, FNT Cigarettes, for development, manufacturing and marketing. This product is still in its early stage of development and requires longer time and substantial resources to fully develop it. Without a more completely developed product line, Weston may not be able to strive for successful business operation in a longer term.

Presently Weston depends on only one product, which is brand new to the market. The Company intends to develop, manufacture and market only this product.
Since the product was introduced to market in the latter half of 2004, it has received slow and gradual acceptance from customers in China. The overall business plan and all of our plans for profitability and success are dependent on acceptance and growing use of the product. As is typically the case in an emerging industry, demand and market acceptance for newly introduced products are subject to a high level of uncertainty. Additionally, as technologies evolve, there is no assurance that Weston's product will have a viable market. If Weston's product has no viable market in a longer term, Weston may fail.

Weston has no prior operating history, which creates uncertainty for investors. It also causes evaluation of the investment difficult.

Weston was incorporated in March 2002 and had no business operations until October 2003 when it acquired Best Partners Worldwide Ltd., including all the pending patents on FNT cigarettes. Consequently, Weston is a "start-up" or "development stage" company. Weston has developed a business plan and established administrative offices. Since Weston's principal operation has not commenced until late in 2004, the Company has not generated any significant revenues by end of its last fiscal year 2004. Weston has no history of operation you can use to evaluate its business, and thus the investment risk is greater than that with an established company.

Weston's success depends on its successful product development and testing. Weston's success will depend upon its ability to successfully complete the development, testing, and commercialization of its technologies and its ability to develop and introduce FNT Cigarettes to meet industry, government, and customer requirements. Weston believes that the process of developing such product contains significant technological and engineering hurdles and is extremely complex and expensive. Weston believes that there still may be certain technical and engineering hurdles it has to solve to produce an operational product. Weston might not successfully and completely develop
FNT Cigarettes, and FNT Cigarettes may not be commercially viable in a longer term. Weston's failure to complete development of the product and achieve market acceptance would have a material adverse effect on its business, financial condition, and results of operations.

Weston's success depends on its ability to protect its proprietary technology.

Weston has only one product, FNT Cigarettes, which are developed based on Weston's proprietary technology. Weston's success and ability to compete depend substantially upon its proprietary technology, which Weston intends to use a combination of patent, trade secret, and trademark law, non-disclosure agreements, and technical measures to protect its proprietary technology. Weston has filed patent applications with the State Intellectual Property Office of the People's Republic of China, which are pending under patent numbers 03111173.4 and 03211903.8. Weston also filed two PCT (Patent Cooperation Treaty) patent applications in February 2004 in order to protect its intellectual property in all PCT member states. In future, Weston intends to file patent applications in selected non-PCT member states, depending on our future marketing plan.

If a market for common stock of Weston does not develop, shareholders may not be able to sell their shares.

There is currently no market for Weston's common stock and Weston can provide no assurance that a market will develop. Weston plans to have a market maker apply for listing of its common stock on the NASD OTC Bulletin Board in the near future. However, there is no assurance that Weston's shares will be traded on the bulletin board or, if traded, that a public market will materialize.
If no market is ever developed for Weston's shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

Stock shares of Weston are subjected to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

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

Weston is controlled by Dragon Concept Investment Limited ("Dragon Concept"), Weston's principal shareholder.

Dragon Concept Investment Limited beneficially owns approximately 56.4% of Weston's issued and outstanding shares. Dragon Concept has sufficient voting power to control the outcome of matters, including the election of directors and any merger, consolidation or sale of all or substantially all of Weston's assets submitted to the stockholders for approval and may be deemed to have effective control over Weston's affairs and management. This controlling interest in Weston may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving Weston, tender offers and open market purchase programs involving Weston's common stock that could give its shareholders the opportunity to realize a premium over the then prevailing market price for their shares of common stock of Weston.


Item 2      DESCRIPTION OF PROPERTY

Weston's executive offices are located on 80 Wall Street, Suite 818, New York, New York 10005, which is subleased from Oxford Technologies Inc, an affiliates of Weston, on a month-by-month basis with no expiration date. The monthly rent is $2,000. The sublease includes the use of reception, office furniture, fax, copying and other office equipment. While the sublease was not negotiated at arms-length, Weston believes the terms of the sublease are comparable to what it would pay for such space on the open market.

Weston also has an office in Los Angeles, California, which is located on 20486 Carrey Road, Walnut, CA 91789. This office space is leased from Henn's Investment Company, at monthly rent of $740.0. The lease expired and was renewed in April 2005, and would be renewed on a year-by-year basis.

Weston believes that its existing facilities are currently adequate for its needs and that if additional space is needed, it would be available at a commercially reasonable price.


Item 3.  LEGAL PROCEEDINGS

Weston is not involved in any material legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter ended December 31, 2004, no matters were submitted to a vote of security holders.


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There has been no public market for Weston's common stock and there can be no assurance that a public market for Weston's common stock shares will ever develop or, if such a market does develop, that it will continue. Weston intends to seek a market maker to apply to have its common stock included for quotation on the OTC Bulletin Board. There can be no assurance that the market maker's activities will be continued, or that an active trading market for Weston's common stock will be developed or maintained. The future market price of the common stock may be highly volatile.

Weston is authorized to issue 80,000,000 shares of common stock, par value $.0001 per share, and 20,000,000 shares of preferred stock, par value $.0001 per share. As of May 10, 2005, there were 41,013,275 shares of common stock issued and outstanding. No shares of preferred stock have been issued, and the board of directors of Weston has not designated the rights or preferences of any class or series of preferred stock.

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

Options and Stock Purchase Warrants

As of May 12, 2005, there were 8,986,725 shares of stock options outstanding.

Holders

As of May 12, 2005, there were 77 holders of our common stock.

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

On November 3rd, 2004, Weston entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd. ("Perfect Approach"), whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of Weston for an aggregate consideration of $2,050,000).

The shares issued to shareholders of Best Partners Worldwide Ltd., Centreford Investment Ltd., and Perfect Approach as mentioned above were pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. Weston did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Weston is a start-up stage corporation and has not generated significant revenues from its business operations. Weston has developed a prototype of FNT Cigarettes (Flameless and No-Tar cigarettes).

Results of Operations for Year Ending December 31, 2004

During Weston's start-up operation for the year ending December 31, 2004, the company continued to incur more research and development costs. Revenues of $1,927,773 were generated from sales of products and $128,205 licence fees were received. In fiscal 2004, Weston has incurred net loss amount of $2,128,957 after the deduction other income of $1,400 for the same period and the net losses since inception was accumulated to $2,158,096. Operating, general and administrative expenses totalled to $2,806,424 and $243,082 research and development costs was charged to the start-up operation in 2004. These led to the annual comprehensive loss of $2,122,053 and financial results of $0.14 basic and diluted net loss per share for the year ending December 31, 2004.

Liquidity and Capital Resources

At December 31, 2004, Weston has cash and cash equivalents of $632,339.

Capital injection of $20 million of Hong Kong dollars, or approximately $2.56 million US dollars, from an equity investment was paid by Centreford Investment Ltd as major cash inflow of Weston in 2003. Major cash expenditure of Weston is the deposit payment of inventory purchases in the sum of US$2,275,659 for the year ending December 31, 2004

As to date, Weston has generated approximately US$2,000,000 revenue from its operations only. Therefore, Weston must raise cash from sources other than operations to implement its business plan and continue its operations. Weston's sources for cash at this time are (1) $2.56 million from an equity investment by Centreford Investment Ltd., and (2) $3.85 million from common stock subscription receivable from Centreford Investment Ltd.

Weston intends to seek additional funds over the next 12 months to supplement its existing resources and to fully execute its business plan. Such financing may be either debt or equity financing. To the extent that Weston incurs indebtedness or issues debt securities, Weston will be subject to risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. There can be no assurance that additional financing will be available to Weston on commercially reasonable terms or at all. If Weston is unable to obtain additional financing, Weston may be unable to continue, develop or expand its operations. Equity financing could result in additional equity dilution to existing shareholders.

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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2004, Weston dismissed Stan J. H. Lee, CPA, a member firm of
DMHD Hamilton Clark & Co. as its independent public accountants because Stan
J. H. Lee, CPA has not registered with the Public Company Accounting Oversight Board ("PCAOB") as required by the Sarbares-Oxley Act of 2002 (the "Act"). Pursuant to the Act, accounting firms that are not registered with PCAOB are prohibited from preparing or issuing audit reports on U.S. public companies and from participating in such audits.

On March 24, 2004, Weston engaged Livingston, Wachtell & Co., LLP, CPA's, as its independent public accountants. The decision to dismiss Stan J.H. Lee, CPA and appoint Livingston, Wachtell & Co., LLP, CPA's was approved by the whole board of directors of Weston.

Stan J.H. Lee, CPA served as Weston's independent public accountants for the period from March 8, 2002 (inception) to March 24, 2004, during which Stan J.H. Lee, CPA issued a report for the period from March 8, 2002 (date of inception) to December 31, 2002. Stan J. H. Lee's report did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principals, except that their report included an explanatory paragraph stating that the Company was a development stage company and had not yet begun operations. These factors raised substantial doubt as to the Company's ability to continue as a going concern.

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

On November 22, 2004, the Company dismissed Livingston, Wachtell & Co., LLP as its independent public accountants. At the same time, the Company engaged
KND & Co. CPA Limited as its independent public accountants. The decision to dismiss Livingston, Wachtell & Co., LLP and appoint KND & Co. CPA Limited was approved by the board of directors of the Company.

Livingston, Wachtell & Co., LLP served as the Company's independent public accountants for the period from March 24, 2004 to November 22, 2004, during which Livingston, Wachtell & Co., LLP issued a report for the period from July 1, 2003 (date of inception) to December 31, 2003. Livingston, Wachtell & Co., LLP's report on the financial statements of the Company did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principals, except that their report included an explanatory paragraph stating that the company was in the development phase, had no established source of revenues and had suffered a loss from operations that raises substantial doubt about the Company's ability to continue as a going concern.

During the period from March 24, 2004, to the dismissal of Livingston, Wachtell & Co., LLP on November 22, 2004, there were no disagreements between the Company and Livingston, Wachtell & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Livingston, Wachtell & Co., LLP, would have caused Livingston, Wachtell & Co., LLP to make reference to the matter of the disagreement(s) in connection with its reports. In addition, during the period from March 24, 2004 to November 22, 2004, the date of Livingston, Wachtell & Co., LLP's dismissal, there were no reportable events as that term is described in Item 304(a)(1) (iv) of Regulation S-B.

At no time prior to November 22, 2004, did the Company (or anyone on behalf of it) consult with KND & Co. CPA Limited on matters regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (ii) any matter that was the subject of a disagreement with Livingston, Wachtell & Co., LLP or a reportable event, as defined in Item 304
(a)(2) of Regulation S-B.

The Company has provided Livingston, Wachtell & Co., LLP its former accountants, with a copy of a Current Report on Form 8-K prior to the Company's filing with the SEC. The Company requested that Livingston, Wachtell & Co., LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of such letter, dated November 22, 2004, was filed as
Exhibit 16 to the Current Report on Weston's Form 8-K filed with the SEC on November 29, 2004.


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


ITEM 8B.  Other Information

None.



Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of Weston's directors, executive officers and significant employees for the fiscal year ended December 31, 2004. Except as noted below each director will hold office until the next annual meeting of Weston's stockholders or until his or her successor shall have been elected and qualified. Weston's executive officers are appointed by, and serve at the discretion of, the board of directors.

    Name         Age                  Positions
--------------- -----   ---------------------------------------------------
Yin Sen Wong     52     CEO, Chairman of the Board, and Director
Jianjun Zhang    35     President and Director
Lik Hon          49     Director
Jacinta Sit      32     Director
Isaacs K. Li     49     Chief Financial Officer

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

JIANJUN ZHANG has served as Weston's president since March 8, 2002 (inception). From February 1994 to January 2000, Mr. Zhang served as a product manager of Shanghai Xiehe Daily-Use Healthy Products Ltd, a manufacturer and seller of health and beauty products in Shanghai, China. From January 2000 to January 2002, Mr. Zhang was a self-employed small business consultant. From January 2002 to present, he has been president, treasurer, secretary and the sole director of Waywood Investment Ltd., a business consulting firm incorporated in the British Virgin Islands. In addition to Weston, Mr. Zhang is president, treasurer, and secretary for the following two blank check companies since their inception, which are in parenthesis after the company names: Easton Technologies Corp. (March 2002) and Ridgefield Industries Corp.(March 2002)

LIK HON has been Weston's Director since October 15, 2003. Mr. Hon is a co-founder and Vice-Chairman of GDG, and a co-founder of BPW. In 1982, Mr. Hon graduated from the Liaoning College of Traditional Chinese Medicine, majoring in pharmacology. Upon graduation he joined Liaoning Academy of Traditional Chinese Medicine. He has been vice-superintendent of Liaoning Academy of Traditional Chinese Medicine in charge of research and development since 1990. Mr. Hon is the inventor of our product, Ultrasonic and Electronic Atomized cigarettes. He also invented and patented the technology used in the Chenlong Baoling Longevity Ginseng products.

JACINTA SIT has been a Director of Weston since October 15, 2003. Ms. Sit is an Executive Director of South Sea Petroleum Holdings Limited, a Hong Kong corporation ("SSP"), whose principal business is the exploration and development of crude oil in Indonesia. From February 2003 to present, Ms. Sit also serves as President and Chief Financial Officer of Oxford Technologies Inc., an electronics manufacturing service provider in UK, and from September 2003 to present, a director and President of Cowley Technologies Corp. Both Oxford Technologies Inc. and Cowley Technologies Corp. are subsidiaries of SSP.

ISAACS K. LI. On March 23, 2004, the Board of Directors appointed Mr. Kim Hung Isaacs Li to replace Ms. Jacinta Sit as Chief Financial Officer (chief accounting officer), effective March 23, 2004. Mr. Li has been the company secretary and financial controller of Hong Kong listed company, Golden Dragon Group (Holdings) Ltd., since 2000, responsible for the Group's financial planning and monitoring. On March 1, 2004, Mr. Li was appointed as Executive Director of Golden Dragon Group. He is a member of the Association of Chartered Certified Accountants, the Hong Kong Society of Accountants, the Hong Kong Institute of Company Secretaries and the Associate of the Institute of Chartered Secretaries and Administrators.

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

Committees of the Board of Directors

The Board of Directors has an Audit Committee. During fiscal 2004, all of the directors then in office attended all the meetings of the Board of Directors and the Committees of the Board of Directors on which they served.

Audit Committee

The functions of the Audit Committee are to recommend to the Board of Directors the appointment of independent auditors for us and to analyze the reports and recommendations of such auditors. The committee also monitors the adequacy and effectiveness of Weston's financial controls and reporting procedures. During Fiscal 2004, the Audit Committee consisted of Mr. Wong and Ms. Sit. The Audit Committee does not meet on a regular basis, but only as circumstances require. Weston has not designated any member of its Audit Committee as a financial expert as defined by Item 401(e) of SEC Regulation S-B.

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

To Weston's knowledge, based solely upon a review of the copies of such reports furnished to Weston and written representations that during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been filed except that Yin Sen Wong, Lik Hon and Kim Hung Li have not file Form 3.


Item 10.   EXECUTIVE COMPENSATION

During the period from March 8, 2002 (date of inception) through October 15, 2003, Mr. Zhang was the sole executive officer of Weston. He received no compensation for his service as our sole executive officer. From October 15, 2003 to December 31, 2004, no executive officers received any compensation for their services rendered to us, and no compensation of any kind has been accrued.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Weston for the benefit of its employees.

Stock Option Plans

At present Weston does not have a stock option plan and has no current plans to implement a stock option plan. Any future plan would be subject to the approval of the board of directors of Weston.

Compensation of Directors

In the fiscal year ended December 31, 2004, no compensation has been paid to Weston's directors for their services as Weston's directors.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all directors and officers of Weston as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The below table is based on an aggregate of 41,013,275 shares of common stock issued and outstanding as of May 10, 2005.

  Shareholder                          No. of shares     Percentage
-----------------------------------   ---------------   ------------
  Dragon Concept Investments Ltd.         23,115,800         56.36%
  Prosper Dynamic Inc.                     2,375,000          5.79%
  Future Progress Inc.                     2,375,000          5.79%
  Success Glory Group Ltd.                 2,375,000          5.79%
  Partner Glory Ltd.                       2,375,000          5.79%
  Goldtools Investment Ltd.                2,375,000          5.79%
  Comp International Ltd.                  4,250,000          10.36%


Item 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS               F-4

      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                 F-5

      STATEMENT OF CASH FLOWS                                      F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                F-7-F-17







              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Weston Technologies Corporation
New York, NY

We have audited the accompanying consolidated balance sheet of Weston Technologies Corporation (a development stage company) and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the period from July 1, 2003 (Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weston Technologies Corporation (a development stage company) and subsidiaries as of December 31, 2004 and 2003 and the results of their operations, changes in stockholders equity and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



/s/ KND & CO. CPA LIMITED
-----------------------------------
KND & CO. CPA LIMITED
CERTIFIED PUBLIC ACCOUNTANTS (PRACTISING)
HONG KONG
MAY 10, 2005





                   WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                Assets
                                              Dec. 31, 2004    Dec. 31, 2003
                                                (Audited)        (Audited)
                                              -------------    -------------
Current assets
 Cash and cash equivalents.............       $     632,339     $    176,603
 Inventory.............................             700,292           12,391
 Deposits-inventory purchases..........             140,384          135,730
 Deposits -inventory purchases -related company           -        2,139,929
 Accounts receivable....................            177,126                -
 Amount due from director...............             35,037                -
 Rental deposit.........................             59,681                -
Prepaid expenses and other current assets           141,938           71,593
                                              -------------     ------------
   Total current assets................           1,886,797        2,536,246


Property, plant and equipment -at cost.             142,935           13,594
  Less: accumulated depreciation.......              (9,334)            (123)
                                              -------------     ------------
                                                    133,601           13,471
Other assets
 Trademarks............................               8,904            5,980
 Rearch and development cost...........             972,326                -
                                              --------------   -------------
  Total other assets...................             981,230            5,980
                                              -------------     ------------
   Total assets........................        $  3,001,628     $  2,555,697
                                              =============     ============


        Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable......................         $    92,784      $         -
 Accrued liabilities...................             226,597           13,121
 Accrued interest payable-related company                 -                -
 Due to affiliate......................             190,792           15,000
                                               -------------     ------------
   Total current liabilities...........             510,173           28,121

Stockholders' equity
 Preferred stock.......................                   -                -
 Common stock..........................               4,101              576
 Common stock subscribed...............           3,852,000        3,852,000
 Additional paid in capital............           4,659,831        2,577,424
 Accumulated other comprehensive (loss)/income       (4,381)           1,763
 Deficit accumulated during the development stage(2,158,096)         (42,187)
                                              -------------      -----------
                                                  6,353,455        6,389,576

Less: stock subscription receivable....          (3,862,000)      (3,862,000)
                                              -------------     ------------
   Total stockholders' equity..........           2,491,454        2,527,576
                                              -------------     ------------
Total liabilities and stockholders' equity    $   3,001,628     $  2,555,697
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





                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE LOSS


                                                                 Amounts Since
                      		             For The Year Ended     Inception
                                       	     December 31,      July 1, 2003 to
                                    	  2004        2003   December 31, 2004
                                 	  ------------ ----------  -----------------


License fees                             $128,205   $        -     $  128,205

Product Sales                           1,927,773            -      1,927,773
Cost of goods sold                      1,123,781            -      1,123,781
                                       -----------   ----------   ------------
Gross Profit on product sales             932,197            -        932,197


Cost and expenses
General and
  administrative expenses               2,806,424       37,714      2,844,138
Research and Development costs            243,082        4,838        247,920
                                       -----------   ----------   ------------
Operating loss..                       (2,117,309)     (42,552)    (2,159,861)


Other income (expense)
Interest expense                                -            -              -
 Other income                               1,400  	     365          1,765
                                       -----------   ----------   ------------
     Net loss                          (2,115,909)     (42,187)    (2,158,096)
                                       -----------   ----------   ------------
Foreign currency
  translation adjustment                   (6,144)       1,763         (4,381)
                                       -----------   ----------   ------------


Comprehensive loss                   $ (2,122,053)   $ (40,424)  $ (2,162,477)
                                      ============ ===========  ==============
Basic and diluted
  net loss per share                        (0.14)	  (0.01)
                                      ============ ===========


Weighted average number
 of common shares outstanding          15,295,447    5,542,513
                                      ============ ===========



        The accompanying notes are an integral part of the condensed consolidated financial statements.





                       WESTON TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                                                    Other
                                                                                    Compre
			         Common Stock                   Additional		     -hensive
		   		                    (Receivable)    Paid-in	Retained    Income
    Activity        Shares      Amounts      Subscribed    Capital        (Loss)    (Loss)    Total
--------------  ------------- ------------  -----------  ------------  ---------- ---------  --------
                                 $               $            $           $           $          $
Balance,
Dec 31, 2003                                 (3,862,000)
	            5,761,775       576        (3,862,000)   2,577,424     (42,187)    1,763  2,527,576


Net loss							          (2,115,909)                     (2,128,957)

Translation
Adjustments	                                                              (6,144)             (6,144)

Issuance of
Common stock     35,251,500    3,525                                                           3,525

Paid-in Capital                                            2,082,407                       2,082,407

Balance,
Dec 31, 2004                               (3,862,000)
                41,013,275     4,101       (3,862,000)     4,659,831  (2,158,096) (4,381)  2,478,406
               ===========    =======      ============   =========== =========== ======== ==========




          The accompanying notes are an integral part of the condensed consolidated financial statements.





                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                   Cumulative
                                                                 Amounts Since
                                                                   Inception
                                        For The Year Ended       July 1, 2003 to
                                             December 31           December 31,
                                           2004         2003           2004
                                      ------------- ------------- -------------
Cash Flows from operating activities
 Net loss                              $(2,115,909)   $ (42,187)   $(2,158,096)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation expense                     9,211          123          9,334
    Amortization expense                   243,082            -        243,082

  Changes in operating assets and liabilities:
    Increase in inventory                 (687,901)     (12,391)      (700,292)
    Increase in accounts receivable       (177,126)           -       (177,126)
    Increase in deposits
      -inventory purchases                  (4,654)    (135,730)      (140,384)
    Decrease in deposits - inventory
      purchases-related company          2,139,929   (2,139,929)             -
    Increase in prepaid expenses
      and other current assets             (35,695)     (71,593)      (107,288)
    Increase in accounts payable and
      and accrued liabilities              306,260       13,121        319,381
    Increase in amount due from director   (35,037)           -        (35,037)
    Increase in rental deposit             (59,681)           -        (59,681)
                                         ----------   ----------    -----------

Net cash generated from/(used in) operating activities
                                        $ (417,521) $(2,388,586)  $ (2,806,107)
                                         ----------   ----------    -----------
Cash flows from investing activities
 Purchase of trademark                      (2,924)      (5,980)        (8,904)
 Rearch and development                 (1,215,408)           -     (1,215,408)
  Purchases of property and equipment     (129,341)     (13,594)      (142,935)
                                         ----------   ----------    -----------
Net cash used in investing activities   (1,347,673)     (19,574)    (1,367,247)
                                         ----------   ----------    -----------
Cash flows from financing activities
 Due to affiliates                         175,792       15,000        190,792
 Proceeds from issuance of common stock  2,051,282    2,568,000      4,619,282
                                         ----------   ----------    -----------
Net cash provided by financing activities2,227,074    2,583,000      4,810,074
                                         ----------   ----------    -----------

Foreign exchange effect on cash             (6,144)       1,763         (4,381)
                                         ----------   ----------    -----------
Net increase in cash and
 cash equivalents                          455,736      176,603        632,339
Cash and cash equivalents
   - beginning of period                   176,603            -              -
                                         ----------   ----------    -----------
Cash and cash equivalents
   - end of period                    $    632,339   $  176,603     $  632,339
                                        ===========   ============  ===========

Supplemental cash flow information:
  Cash paid during the periods for:

                     Interest         $         -  $         -
                                       ===========   ============
                     Income taxes     $         -  $         -
                                       ===========   ============




        The accompanying notes are an integral part of the condensed consolidated financial statements




                     WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)



1.  BUSINESS DESCRIPTION AND ORGANIZATION

    WESTON TECHNOLOGIES CORPORATION

    Weston Technologies Corp. (a development stage company at December 31,
    2004) ("the Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

    Waywood Investment Limited, ("Waywood") was the sole shareholder of the Company at inception. On February 26, 2003, Waywood sold 85% of its stock interest or 4,250,000 shares in the Company to Comp International Limited, a British Virgin Islands Corporation ("BVI").

    Dragon Concept Investment Limited ("Dragon Concept"), which is a publicly listed company in Hong Kong, is the parent company of Comp International Limited.

    BEST PARTNERS WORLDWIDE LIMITED

    Best Partners World Limited ("BPW") a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette.

    ACQUISITION OF BPW AND THE SHARE EXCHANGE

    On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share, or $43,636. The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275. There are still remaining warrants to purchase 8,986,725 shares of common stock of the Company.

    On November 3, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd. ("Perfect Approach"), whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of the Company for an aggregate consideration of US$2,050,000.

    Perfect Approach is an existing shareholder of Weston. Upon completion of the stock subscription, Perfect Approach holds 606,500 shares of common stock of the Company and warrants to purchase 495,000 shares of common stock of the Company.

    The assets and liabilities of the Company were deemed to have been acquired by BPW on the Acquisition Date. All financial information included in this report that is as of a time prior to the Acquisition Date, is the financial information of BPW on a stand alone basis, as if BPW had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, BPE and its subsidiaries, on a consolidated basis. BPW was incorporated on July 1, 2003 with no business activity in the third quarter, therefore there is no 2003 comparative information shown in these financial statements.

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

    Weston had no business operation prior to its acquisition in October 2003 of BPW, including all BPW's pending patents on a smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette or Flameless No-Tar Cigarette Substitute (the FNT Cigarette). Being a "development stage company", Weston did not commence its principal operation until late in 2004. Through its operating subsidiaries in China, the Company manufactured its FNT cigarettes at Shenyang, while another unit in Beijing marketed the products in China and provided after-sales services. This electronic flameless cigarette product can be produced in the shape of a cigarette holder or in the shape of a regular smoking pipe. This FNT cigarette is a quit-smoking aid and can be used as substitute to the burning cigarette.

    CAPITAL RESOURCES; BUSINESS RISKS; GOING CONCERN ASSUMPTION

    The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

    The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At December 31, 2004, the Company had an accumulated deficit of $2,171,144. The Company also realized net loss of $2,115,909 for the year ended December 31, 2004.

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

    RESTRICTION ON TRANSFER OF ASSETS FROM CHINA

    Dividend payments to the Company will be limited by certain statutory regulations in China. No dividends may be paid by BPW without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits after tax. Repayments of loans or advances from BPW to the Company, unless certain conditions are met, will be restricted by the Chinese government.

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

    The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at year end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at December 31, 2004. Expenses were translated at exchange rates in effect during the year, substantially the same as the year end rates.

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

    REVENUE RECOGNITION

    The Company adopted the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 104, "Revenue Recognition". In SAB No. 104, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met: (1) persuasive evidence of an arrangement exists; (2)delivery has occurred or the service have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.

    The Company will recognize revenue from the sale of its products in accordance with SAB No. 104.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

    INVENTORIES

    Inventory is stated at the lower of cost or market, cost being determined by weighted average method. Inventory consists of raw materials of $549,410, work in progress of $26,118 and finished goods of $124,764 at December 31, 2004.

    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost as of December 31, 2004. Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be recoverable. Under the provisions of SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company recognizes an "impairment charge" when the expected net undiscounted future cash flows from an asset's use and eventual disposition are less than the asset's carrying value and the asset's carrying value exceeds its fair value. Measurement of fair value for an asset or group of assets may be based on appraisal, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset or assets.

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

    Depreciation and amortization are provided for financial reporting purposes on the straight-line method over the estimated useful lives of the respective assets as follows:

                                                     Estimated
                                                    Useful Lives
                                                    ------------

       Transportation and delivery equipment           5-8 years
       Office and computer software and equipment     3-10 years

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

    The Company is currently in the development stage and has just commenced an active trade or business, therefore, the Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced operating losses since inception.

    RESEARCH AND DEVELOPMENT COSTS

    Generally the Company sponsored research and development costs, related to both present and future products, are charged to operations when incurred and are included in operating expenses. Currently Weston is still a development stage company and in most part of 2004 fiscal year, the Company continued to focus on research and product development activities. The Company's research and development costs to date comprised engaging external laboratories and research institutes to obtain new research findings, paying for high precision testing of pre-production prototypes, conducting in-house testing to advance the design of new models, etc.

    Regarding some individual research and development projects with reasonably certain future benefits expected to realize in the near term future, the technical team and management of Weston would evaluate the project results and costs against some established conditions. If the prerequisite conditions are met, the development costs will be deferred and amortized over 5 years. In addition, the balance of deferred development costs will be subjected to annual reviews. If the annual review indicates loss of or any deficiency in the expected future benefits, the respective portion of deferred development cost will be charged to expense in the period identified.

    Expenditures for research and development charged to the fiscal year ended December 31, 2004 was $243,082. As at December 31, 2004, the balance of deferred development costs amounted to $972,326.

    RELATED PARTY TRANSACTIONS AND STOCKHOLDER'S LOANS

    The caption "Due to Affiliates" are loans that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand.

    COMPREHENSIVE (LOSS)/INCOME

    The Company, under SFAS No. 130, is required to report the changes in shareholders' equity from all sources during the period, including foreign currency translation adjustments. The amount of foreign currency translation loss for the year ended December 31, 2004 was $4,381.

3.  LOSS PER SHARE

    Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

    The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


       NUMERATOR FOR BASIC AND DILUTED LPS
            Net loss to common shareholders         $   (21,287,957)
                                                    ================
       DENOMINATOR FOR BASIC AND DILUTED LPS
            Weighted average shares of common stock
               outstanding                               15,295,447
                                                    ================

       LPS - Basic and diluted                      $         (.139)
                                                    ================

4.  STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2004, no preferred stock had been issued.

    COMMON STOCK AND CONTRIBUTED CAPITAL

    The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At December 31, 2004 the company has 41,013,275 common stock shares issued and outstanding.

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

5.  PROPERTY AND EQUIPMENT

    Property and equipment at cost consists of:

      Transportation equipment                    $   56,110
      Office, computer software and equipment         86,825
                                                 -----------
                                                     142,935
      Less: accumulated depreciation                  (9,334)
                                                 -----------
      TOTAL                                       $  133,601
                                                 ===========

Depreciation expense for the year ended December 31, 2004 was $123.

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

    There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $2,116,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately $635,000 in which the company recorded a valuation allowance for the same amount at December 31, 2004.

    The company will withhold and pay income taxes on its employees' wages, which funds the Chinese government's sponsored health and retirement programs of all the employees.

7.  COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    Office space is charged by the former sole director and officer of the company, on a month to month basis, at approximately $100 per month.
    The Company also subleases office space on a month to month basis. Total rent expense was $103,006 for the year ended December 31, 2004.

    PURCHASE COMMITMENTS

    The Company has entered into several purchase agreements in previous year but all has expired during the year.

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

9.  NEW ACCOUNTING PRONOUNCEMENTS

    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which is an interpretation of "Accounting Research Bulletin No. 51, "Consolidated Financial Statements". FIN 46 requires a variable interest entity (VIE) to be consolidated by a company that is considered to be the primary beneficiary of that VIE. In December 2003, the FASB issued FIN No . 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN" 46-R") to address certain FIN 46 implementation issues. The effective dates and impact FIN 46 and FIN 46-R for the Company's consolidated financial statements are as follows:

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

    In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees, including indemnifications, that an entity has issued and a roll forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2004.


Item 13.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                  Description
----------  ------------------------------------------------------
  3.1        Certificate of Incorporation (1)
  3.2        By-Laws (1)
  4.1        Specimen Stock Certificate (2)
 10.1        Agreement with Waywood Investment Ltd. (1)
 10.2        Shareholder agreement (1)
 14.1        Code of Ethics (3)
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

(3) Incorporated by reference from our Annual Report on Form 10-KSB filed on April 27, 2004.

(b)  Reports on Form 8-K

On March 26, 2004, the Company filed a Form 8-K on Item 4 to report that the Company dismissed Stan J. H. Lee, CPA, a member firm of DMHD Hamilton Clark & Co. CPA and engaged Weston engaged Livingston, Wachtell & Co. as its registered public accountants.

On July 21, 2004, the Company filed a Form 8-K on Item 5 to report that the Company and its subsidiary Best Partners Worldwide Ltd. ("BPW") entered into a marketing and license agreement with Augite Inc.

On November 4, 2004, the Company filed a Form 8-K on Item 3.02 to report that the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd., whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of Weston for an aggregate consideration of Hong Kong
$16 million, or approximately US$2,051,282.

On November 29, 2004, the Company filed a Form 8-K on Item 4 to report that the Company dismissed Livingston, Wachtell & Co., LLP, CPA and engaged KND & Co. CPA Limited as its independent public accountants.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Weston's board of directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged by them for such services. In its review of non-audit service fees and its appointment of KND & Co. CPA Ltd. as Weston's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining KND & Co. CPA Ltd. independence. All of the services provided and fees charged by KND & Co. CPA Ltd. were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed to us for professional services rendered by Weston's current and former principal accountants for the audit of its annual financial statements and review of its quarterly financial statements was $32,000 and $22,000 for fiscal years 2004 and 2003, respectively.

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

Date: May 12, 2005


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


Date: May 12, 2005