Form 10KSB/A
period 2004-12-31
WESTON TECHNOLOGIES CORP
filed 2005-05-19
CIK 1169353

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

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share. The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of the Company's common stock. On November 3, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Ltd. ("perfect Approach"), whereby Perfect Approach agreed to purchase 601,500 shares of the common stock of the Company for an aggregate consideration of US$2,050,000. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275.

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



/s/ KND & CO. CPA LIMITED
-----------------------------------
KND & CO. CPA LIMITED
CERTIFIED PUBLIC ACCOUNTANTS (PRACTISING)
HONG KONG
MAY 10, 2005





                   WESTON TECHNOLOGIES CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                Assets
                                              Dec. 31, 2004    Dec. 31, 2003
                                                (Audited)        (Audited)
                                              -------------    -------------
Current assets
 Cash and cash equivalents.............       $     632,339     $    176,603
 Inventory.............................             700,292           12,391
 Deposits-inventory purchases..........             140,384          135,730
 Deposits -inventory purchases -related company           -        2,139,929
 Accounts receivable....................            177,126                -
 Rental deposit.........................             59,681                -
Prepaid expenses and other current assets            76,975           71,593
                                              -------------     ------------
   Total current assets................           1,886,797        2,536,246


Property, plant and equipment -at cost.             142,935           13,594
  Less: accumulated depreciation.......              (9,334)            (123)
                                              -------------     ------------
                                                    133,601           13,471
Other assets
 Trademarks............................               8,904            5,980
 Rearch and development cost...........             972,326                -
                                              --------------   -------------
  Total other assets...................             981,230            5,980
                                              -------------     ------------
   Total assets........................        $  3,001,628     $  2,555,697
                                              =============     ============


        Liabilities and Stockholders' Equity

Current liabilities
 Accounts payable......................         $    92,784      $         -
 Accrued liabilities...................             226,597           13,121
 Accrued interest payable-related company                 -                -
 Due to affiliate......................             190,792           15,000
                                               -------------     ------------
   Total current liabilities...........             510,173           28,121

Stockholders' equity
 Preferred stock.......................                   -                -
 Common stock..........................               4,101              576
 Common stock subscribed...............           3,852,000        3,852,000
 Additional paid in capital............           4,659,831        2,577,424
 Accumulated other comprehensive (loss)/income       (4,381)           1,763
 Deficit accumulated during the development stage(2,158,096)         (42,187)
                                              -------------      -----------
                                                  6,353,455        6,389,576

Less: stock subscription receivable....          (3,862,000)      (3,862,000)
                                              -------------     ------------
   Total stockholders' equity..........           2,491,454        2,527,576
                                              -------------     ------------
Total liabilities and stockholders' equity    $   3,001,628     $  2,555,697
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





                       WESTON TECHNOLOGIES CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY


                                                                                 Accumulated
                                                                                    Other
                                                                                    Compre
			         Common Stock                   Additional		     -hensive
		   		                    (Receivable)    Paid-in	Retained    Income
    Activity        Shares      Amounts      Subscribed    Capital        (Loss)    (Loss)    Total
--------------  ------------- ------------  -----------  ------------  ---------- ---------  --------
                                 $               $            $           $           $          $
Common Stock issued
 - Inception July 1, 2003
                    440,775     10,000       (10,000)                                            -

Recapitalization as
 a result of reverse merger
                  5,000,000    (9,456)            9,456                                          -

Shares issued of $8.00 per shares
 - November 3, 2003                         (6,420,000)
                                              6,420,000

Shares issued of $8.00 per share
 - November 3, 2003
                  321,000          32      (2,568,000)
                                           (2,568,000)

Foreign currency translation
 gain for the period                                                                1,763      1,763

Net loss for the period                                                  (42,187)  (42,17)


Balance,
Dec 31, 2003                                 (3,862,000)
	            5,761,775       576        (3,862,000)   2,577,424     (42,187)    1,763  2,527,576


Net loss							          (2,115,909)                     (2,115,909)

Translation
Adjustments	                                                              (6,144)             (6,144)

Issuance of
Common stock     35,251,500    3,525                                                           3,525

Paid-in Capital                                            2,082,407                       2,082,407

Balance,
Dec 31, 2004                               (3,862,000)
                41,013,275     4,101       (3,852,000)      4,659,831  (2,158,096) (4,381)  2,491,455
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

    The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table:


       NUMERATOR FOR BASIC AND DILUTED LPS
            Net loss to common shareholders         $    (2,122,053)
                                                    ================
       DENOMINATOR FOR BASIC AND DILUTED LPS
            Weighted average shares of common stock
               outstanding                               15,295,447
                                                    ================

       LPS - Basic and diluted                      $         (.139)
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

Date: May 13, 2005


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


Date: May 13, 2005