Form 10QSB
period 2005-03-31
WESTON TECHNOLOGIES CORP
filed 2005-06-24
CIK 1169353

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                    FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _________________ to _______________

        Commission file number:                 000-49856
                                 __________________________________________


                         WESTON TECHNOLOGIES CORP.
---------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as specified in its charter)


                Delaware                          75-3022004
-------------------------------------  ------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
   incorporation or organization)

                   80 Wall Street, Suite 818, New York, NY 10005
-----------------------------------------------------------------------------
                      Address of principal executive offices)

                                (212) 809-1200
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
-----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,013,275 shares of common stock, $.0001 par value, as of June 17, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No  [X]




                          WESTON TECHNOLOGIES CORP.



PART I.  FINANCIAL INFORMATION


ITEM 1. Financial Statements


Condensed Consolidated Balance Sheets (Unaudited) as of
  March 31, 2005 and December 31, 2004 (Audited)............................

Condensed Consolidated Statements of Operations and
 Comprehensive Loss (unaudited) for the Three Months
 Ended March 31, 2005 and 2004..............................................

Condensed Consolidated Statements of Cash Flows (Unaudited)
 for the Three Months Ended March 31, 2005 and 2004.........................

Notes to the Condensed Consolidated Financial Statements (Unaudited)


ITEM 2. Management's Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures.............................................


PART II. OTHER INFORMATION


ITEM 4. Exhibits and Reports on Form 8-K....................................


SIGNATURES



PART I - FINANCIAL INFORMATION


ITEM 1:   Financial Statements



                         WESTON TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDIT)



                                  Assets

	                                        Mar. 31, 2005      Dec. 31, 2004
	                                         (Unaudited)         (Audited)
                                             --------------    --------------
Current assets
Cash and cash equivalents .............        $    522,494     $    632,339
Inventory .............................             847,801          700,292
Deposits-inventory purchases ..........             164,582          140,384
Accounts receivable ...................             207,496	         212,163
Rental deposit ........................              59,681           59,681
Prepaid expenses and other current assets           135,864          141,938
                                              --------------   --------------
Total current assets ..................           1,937,918        1,886,797


Property, plant and equipment -at cost.             177,051          142,935
Less: accumulated depreciation ........            (12,919)          (9,334)
                                              --------------   --------------
                                                    164,132          133,601
Other assets
Trademarks ...........................                8,659            8,904
Research and development cost ........              911,556          972,326
                                              --------------   --------------
Total other assets ...................              920,215          981,230
                                              --------------   --------------
Total assets .........................        $   3,022,265    $   3,001,628
	                                        ==============   ==============


                        Liabilities and Stockholders' Equity

Current liabilities
Accounts payable ....................         $     208,665	   $      92,784
Accrued liabilities .................               516,573          226,597
Due to affiliate ....................                83,253          190,792
                                              --------------   --------------
Total current liabilities ..........                808,491          510,173

Stockholders' equity
Preferred stock .....................                     -                -
Common stock ........................                 4,101            4,101
Common stock subscribed .............             3,852,000        3,852,000
Additional paid in capital ..........             4,659,831        4,659,831
Accumulated other comprehensive (loss)/income       (5,067)          (4,381)
Deficit accumulated during the development stage(2,435,091)      (2,158,096)
	                                        --------------  --------------
                                                  6,075,774        6,353,455

Less: stock subscription receivable ..          (3,862,000)      (3,862,000)
                                              --------------  --------------
Total stockholders' equity ...........            2,213,774        2,491,455
                                              --------------  --------------
Total liabilities and stockholders' equity     $  3,022,265   $    3,001,628
                                              ==============  ==============



                   The accompanying notes are an integral part of the condensed consolidated financial statements





                           WESTON TECHNOLOGIES CORPORATION
                             (A DEVELOPMENT STAGE COMPANY)


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                                 (UNAUDITED)



                                                                          Amounts Since
                                                Three Months Ended         Inception
                                                     March 31,           July 1, 2003 to
                                                2005           2004      March 31, 2005
                                             ----------    ----------	----------------

License fees.......................          $	      -    $        -     $     128,205

Product Sales......................             355,968             -         2,283,741
Cost of goods sold.................             107,465             -         1,231,246
                                             -----------    ----------    --------------
Gross Profit on product sales......             248,503             -         1,180,700

Cost and expenses
General and	administrative expenses             464,736        185,336        3,308,874
Research and Development costs.....              60,770              -          308,690
                                            ------------   -------------  --------------
Operating loss.....................           (277,003)       (185,336)     (2,436,864)

Other income (expense)
Interest expense...................                   -              -                -
Other income.......................                   8            225            1,773
                                            ------------    -----------   --------------

Net loss...........................           (276,995)       (185,111)     (2,435,091)
                                            ------------    ------------  --------------

Foreign currency translation adjustment           (686)         (4,417)         (5,067)
                                            ------------    ------------  --------------

Comprehensive loss                         $  (277,681)     $  (189,328)   $ (2,440,158)
                                           =============    ============  ==============

Basic and diluted net loss per share       $     (0.01)     $     (0.03)
					             ============       ==========

Weighted average number
of common shares outstanding                 35,251,500        5,761,775
                                           ============       ==========


The accompanying notes are an integral part of the condensed consolidated financial statements



                              WESTON TECHNOLOGIES CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Cumulative
                                                                         Amounts Since
                                                   Three Months Ended      Inception
                                                        March 31,        July 1, 2003 to
                                                   2005          2004     March 31, 2005
                                             -------------  -----------  ---------------
Cash Flows from operating activities
Net loss...............................      $   (276,995)   $  (979,717)   $  (2,435,091)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Depreciation expense...................              3,585              -           12,919
Amortization expense...................             61,015              -          304,097

Changes in operating assets and liabilities:
Increase in inventory..................           (147,510)             -         (847,801)
Decrease/(Increase) in accounts receivable            4,667             -         (207,496)
Increase in deposits
   -inventory purchases................            (24,198)             -         (164,582)
Decrease/(Increase) in prepaid
  expenses and Other current assets....               6,074	            -         (101,214)
Increase in accounts payable and
  accrued liabilities..................             405,856             -          725,237
Increase in rental deposit.............                   -             -         (59,681)
                                             --------------   -------------  -------------
Net cash generated from/(used in)
Operating activities..................         $     32,494   $   (979,717)   $ (2,773,612)
                                             --------------   --------------  -------------

Cash flows from investing activities
Purchase of trademark.................                   -          (1,813)        (8,904)
Rearch and development................                   -               -     (1,215,408)
Purchases of property and equipment...            (34,115)         (56,282)      (177,050)
                                             --------------   -------------  -------------
Net cash used in investing activities.            (34,115)         (58,095)    (1,401,362)
                                             --------------	  -------------  -------------

Cash flows from financing activities
Due to affiliates	....................           (107,538)               -         83,253
Proceeds from issuance of common stock                   -               -      4,619,282
Long-term debts.......................                   -       1,282,051              -
                                             --------------  --------------   ------------
Net cash provided by financing activities        (107,538)       1,282,051      4,702,535
                                             --------------   -------------   ------------

Foreign exchange effect on cash.......               (686)         (4,417)        (5,067)
                                             --------------    ------------   ------------

Net increase in cash and cash equivalents        (109,845)         239,822        522,494
                                             --------------     -----------   ------------

Cash and cash equivalents
   - beginning of period..............             632,339         176,603              -
                                              -------------      ----------   ------------
Cash and cash equivalents
    - end of period...................             522,494         416,425        522,494
                                              =============     ===========   ============

Supplemental cash flow information:
Cash paid during the periods for:

Interest...............................        $         -      $        -
                                              =============    ============
Income taxes...........................        $         -      $        -
                                              =============    ============



The accompanying notes are an integral part of the condensed consolidated financial statements




                              WESTON TECHNOLOGIES CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)


       NOTES TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS (UNAUDITED)


The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

WESTON TECHNOLOGIES CORPORATION

Weston Technologies Corp. (a development stage company at March 31, 2005) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Waywood Investment Limited, ("Waywood") was the sole shareholder of the Company at inception. On February 26, 2003, Waywood sold 85% of its stock interest or 4,250,000 shares in the Company to Comp International Limited, a British Virgin Islands Corporation ("BVI").

Dragon Concept Investment Limited ("Dragon Concept"), which is a private company in Hong Kong, is the principal shareholder of Weston Technologies Corporation.

BEST PARTNERS WORLDWIDE LIMITED

Best Partners World Limited ("BPW") a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette.

ACQUSITION OF BPW AND THE SHARE EXCHANGE

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share, $43,636. The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a recapitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275. There are still remaining warrants to purchase 8,986,725 shares of common stock of the Company.

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

Weston had no business operation prior to its acquisition in October 2003 of BPW, including all BPW's pending patents on a smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette or Flameless No-Tar Cigarette Substitute (the FNT Cigarette). Being a "development stage company", Weston commence its principal operation in late 2004. Through its operating subsidiaries in China, the Company manufactured its FNT cigarettes at Shenyang, while another unit in Beijing marketed the products in China and provided after-sales services. This electronic flameless cigarette product can be produced in the shape of a cigarette holder or in the shape of a regular smoking pipe. This FNT cigarette is a quit-smoking aid and can be used as substitute to the burning cigarette.

CAPITAL RESOURCES; BUSINESS RISKS; GOING CONCERN ASSUMPTION

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At March 31, 2005, the Company had an accumulated deficit of $2,440,158. The Company also realized net loss of $277,681 for the three months ended March 31, 2005.

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

The Company has determined The Peoples Republic of China Chinese Yuan Renminbi to be the functional currency of the Company. There were no gains or losses recognized as a result of translating foreign currencies to the U.S. dollars due to the stability of the Yuan Renminbi currency in 2005. No assurance however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at period end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at March 31, 2005. Expenses were translated at exchange rates in effect during the period, substantially the same as the period end rates.

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

PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2005, no preferred stock had been issued.

COMMON STOCK AND CONTRIBUTED CAPITAL

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At March 31, 2005 the company has 41,013,275 common stock shares issued and outstanding.

On November 3, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Limited ("Perfect Approach") whereby Perfect Approach agreed to purchase 601,500 shares the common stock of the Company for an aggregate consideration of US$2,050,000.

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

There are net operating loss carryforwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carryforward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $2,435,000 of unused operating losses carryforwards and based on a 30% tax rate has a deferred tax asset of approximately
$730,000 in which the company recorded a valuation allowance for the same amount at March 31, 2005.

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

Plan of Operation

BPW through its wholly owned subsidiary SBT (Holdings) Company Limited had started to conduct marketing business in Beijing, the PRC as the starting point of market development in June 2004, and has generated revenues in the sum of US$355,968 in the three months ended March 31, 2005 and also purchased certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The Company had started to manufacture FNT Cigarettes in China for the Chinese domestic market in May 2004. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets.

Results of Operations


Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenues

The Company had just started commercially manufactured its FNT Cigarettes in the second quarter of 2004. Accordingly, the Company had generated product revenues in the sum of US$355,968 for the three months ended March 31, 2005 and No revenue generated for the same period in 2004.

Cost and Expenses

As of the quarter ended March 31, 2005, cost of revenues or cost of goods sold on product sales is US$107,465 with no comparable figure in the same period of 2004 as no business had occurred at that time. The general and administrative expenses and research and development cost were $464,736 and $60,770, respectively in the first quarter of 2005, compared with US$185,336 and no such expense for the same period of the previous year.

Net Loss

For the three months ended March 31, 2005, we had a net loss of $277,681, or $.01 per shares.

Liquidity and Capital Resources

The Company's cash and cash equivalents position as of March 31, 2005 was $522,494, as compared to $632,339 as of December 31, 2004. The decrease in our cash and cash equivalents position for the three-month period March 31, 2005 was attributable to $32,494 in cash raised from operating activities, offset by $34,115 in cash used in investing activities, US$107,538 used in financing activities and a loss of $686 due to effects from foreign exchange rates on cash.

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


PART II.  OTHER INFORMATION


Item 4.  EXHIBITS AND REPORTS ON FORM 8-K


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

    None.

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


Date:  June 22, 2005