Form 10-Q
period 2005-06-30
WESTON TECHNOLOGIES CORP
filed 2005-09-21
CIK 1169353

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           FORM 10-QSB


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the transition period from ____________ to _____________


        Commission file number:               000-49856
                                _______________________________


                   WESTON TECHNOLOGIES CORP.
----------------------------------------------------------------
(Exact Name of Small Business Issuer as specified in its charter)


          Delaware                          75-3022004
------------------------------    -----------------------------
 (State or other jurisdiction      (IRS Employer incorporation
  of Identification No.)             or organization)

         80 Wall Street, Suite 818, New York, NY 10005
---------------------------------------------------------------
            (Address of principal executive offices)


                        (212) 809-1200
---------------------------------------------------------------
                  (Issuer's telephone number)

N/A

----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
50,000,000 shares of common stock, $.0001 par value, as of September 18, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No  [X]


                    WESTON TECHNOLOGIES CORP.


                        TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements


Condensed Consolidated Balance Sheets (Unaudited) as of June 30,
2005 and December 31, 2004 (Audited)

Condensed Consolidated Statements of Operations and Comprehensive
Loss (unaudited) for the Three Months Ended June 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2005 and 2004

Notes to the Condensed Consolidated Financial Statements
(Unaudited)

ITEM 2. Management's Discussion and Analysis or Plan of Operation

ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION


ITEM 4. Exhibits and Reports on Form 8-K

SIGNATURES




PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

                         WESTON TECHNOLOGIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDIT)

                   Assets


                                                  Jun. 30, 2005         Dec. 31, 2004
                                                   (Unaudited)            (Audited)
                                                  --------------        --------------
Current assets
  Cash and cash equivalents ............          $      398,741        $      632,339
  Inventory .............................              2,194,860               700,292
  Deposits-advance to suppliers ..........               336,908                     -
  Deposits-inventory purchases ..........                269,046               140,384
  Accounts receivable ...................              1,449,429               212,163
  Rental deposit ........................                 59,681                59,681
  Prepaid expenses and other current  assets             585,044               141,938
                                                  --------------        --------------
    Total current assets ..............                5,293,709             1,886,797


Property, plant and equipment -at cost .                 265,961               142,935
  Less: accumulated depreciation .....                   (17,952)               (9,334)
                                                  --------------        --------------
                                                         248,009               133,601

Other assets
  Trademarks ..........................                    8,415                 8,904
  Research and development cost .........                850,786               972,326
                                                  --------------        --------------
    Total other assets ................                  859,201               981,230
                                                  --------------        --------------
      Total assets ....................           $    6,400,919        $    3,001,628
                                                  ==============        ==============











                        Liabilities and Stockholders' Equity



Current liabilities
  Accounts payable ....................           $    1,449,131        $       92,784
  Accrued liabilities .................                  517,544               226,597
  Due to affiliate ....................                   36,747               190,792
  Receipts in advance .................                2,410,167                     -
                                                  --------------        --------------
    Total current liabilities .......                  4,413,588               510,173

Stockholders' equity
  Preferred stock ....................                         -                     -
  Common stock .......................                     5,000                 4,101
  Common stock subscribed ............                 3,852,000             3,852,000
  Additional paid in capital .........                 4,667,919             4,659,831
  Accumulated other comprehensive
  (loss)/income                                          (10,796)               (4,381)
  Deficit accumulated during the development stage    (2,664,792)           (2,158,096)
                                                  --------------        --------------
                                                       5,849,331             6,353,455

Less: stock subscription receivable ..
                                                      (3,862,000)           (3,862,000)
                                                  --------------        --------------
    Total stockholders' equity .....                   1,987,331             2,491,455
                                                  --------------        --------------
Total liabilities and stockholders' equity        $    6,400,919        $    3,001,628
                                                  ==============        ==============


The accompanying notes are an integral part of the condensed consolidated financial statements



                                WESTON TECHNOLOGIES CORPORATION
                                 (A DEVELOPMENT STAGE COMPANY)


                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    AND COMPREHENSIVE LOSS
                                          (UNAUDITED)


                                 Three Months Ended     Six Months Ended     Amounts Since
                                                                               Inception
                                      June 30                June 30        July 1, 2003 to
                                  2005       2004        2005       2004     June 30, 2005
                               ---------- ----------  ---------- ----------  --------------
License fees                   $          $           $          $        -  $      128,205

Product Sales                   4,023,183     16,403   4,379,151     16,403       6,306,924
Cost of goods sold              2,941,320      5,148   3,048,785      5,143       4,172,566
                               ---------- ----------  ---------- ----------  --------------
Gross Profit on product sales   1,081,863     11,255   1,330,366     11,255       2,262,563


Cost and expenses
General and
  administrative expenses       1,251,028    211,953   1,715,763    397,289       4,559,901
Research and Development costs     60,771          -     121,541          -         369,461
                               ---------- ----------  ---------- ----------  --------------

Operating loss                   (229,936)  (200,698)   (506,938)  (386,034)     (2,666,799)

Other income (expense)
Interest expense                        -    (31,612)          -    (31,612)              -
  Other income                        234        579         242        804           2,007
                               ---------- ----------  ---------- ----------  --------------
    Net loss                     (229,702)  (231,731)   (506,696)  (416,842)     (2,664,792)
                               ---------- ----------  ---------- ----------  --------------
Foreign currency
  translation adjustment           (5,729)       (36)     (6,415)    (4,453)        (10,796)
                               ----------  ---------  ---------- ----------  --------------

Comprehensive loss             $ (235,431) $(231,767) $ (513,111)$ (421,295) $   (2,675,588)
                               ========== ==========  ========== ==========  ==============
Basic and diluted
  net loss per share                (0.01)     (0.04)      (0.01)     (0.07)
                               ========== ==========  ========== ==========

Weighted average number
  of common shares outstanding 41,309,541  5,761,775  41,162,226  5,761,775
                               ========== ==========  ========== ==========

The accompanying notes are an integral part of the condensed consolidated financial statements



                              WESTON TECHNOLOGIES CORPORATION
                              (A DEVELOPMENT STAGE COMPANY)


                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Cumulative Amounts
                                                Six Months Ended          Since Inception
                                                     June 30,             July 1, 2003 to
                                                2005          2004         June 30,2005
                                           ------------   ------------   -----------------
Cash Flows from operating activities
  Net loss                                 $   (506,697)  $   (385,230)  $      (2,664,793)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation expense                            8,618          2,434              17,952
  Amortization expense                          122,029              -             365,111
Changes in operating assets and liabilities:
  Increase in inventory                      (1,494,568)      (506,553)         (2,194,860)
  Decrease/(Increase) in accounts receivable (1,237,266)             -          (1,414,392)
  Increase in deposits
   - advances to suppliers                     (336,908)             -            (336,908)
   - inventory purchases                       (128,662)      (517,624)           (269,046)
  Decrease/(Increase) in prepaid expenses
   and Other current assets                    (443,106)       (80,217)           (585,431)
  Increase in accounts payable and
   accrued liabilities                        1,647,293         89,766           1,966,674
  Increase in receipts in advances            2,410,167              -           2,410,167
  Increase in rental deposit                          -              -             (59,681)
                                           ------------   ------------   -----------------
Net cash generated from/(used in)
  Operating activities                     $     40,900   $ (1,397,424)  $      (2,765,207)
                                           ------------   ------------   -----------------

Cash flows from investing activities
  Purchase of trademark                               -         (2,356)             (8,904)
  Rearch and development                              -              -          (1,215,408)
  Purchases of property and equipment          (123,025)       (70,381)           (265,960)
                                           ------------   ------------   -----------------
Net cash used in investing activities          (123,025)       (72,737)         (1,490,272)
                                           ------------   ------------   -----------------

Cash flows from financing activities
  Due to affiliates                            (154,045)             -              36,747
  Proceeds from issuance of common stock          8,987              -           4,628,269
  Long-term debts                                     -      1,410,256                   -
                                           ------------   ------------   -----------------
Net cash provided by financing activities      (145,058)     1,410,256           4,665,016
                                           ------------   ------------   -----------------
Foreign exchange effect on cash                  (6,415)        (4,452)            (10,796)
                                           ------------   ------------   -----------------
Net increase in cash and cash equivalents      (233,598)       (64,357)            398,741
                                           ------------   ------------   -----------------
Cash and cash equivalents
  - beginning of period                         632,339        176,603                   -
                                           ------------   ------------   -----------------
Cash and cash equivalents
  - end of period                               398,741        112,246             398,741
                                           ============   ============     ===============
Supplemental cash flow information:
  Cash paid during the periods for:

                 Interest                  $          -   $          -
                                           ============   ============
                 Income taxes              $          -   $          -
                                           ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements



                WESTON TECHNOLOGIES CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS
(UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.


WESTON TECHNOLOGIES CORPORATION

Weston Technologies Corp. (a development stage company at June 30,
2005) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

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


BEST PARTNERS WORLDWIDE LIMITED

Best Partners World Limited ("BPW"), a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette.


ACQUSITION OF BPW AND THE SHARE EXCHANGE

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly-owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock. In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $.001 per share, or $43,636. The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a re-capitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company. On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275.

On June 28, 2005, certain shareholders of the Company exercise their warrants to purchase 8,986,725 shares of common stock of the Company at an exercise price of $0.001 per share ("Warrant Exercise"), which were granted under the Share Exchange Agreement between the Company and shareholders of Best Partners Worldwide Limited dated October 15, 2003, pursuant to which the Company issued warrants to purchase a total of 43,636,725 shares of the Company's common stock for a period of five years ending on October 14, 2008, out of which 34,650,000 were exercised on September, 2004. After the Warrant Exercise, the Company's total number of shares issued and outstanding is 50,000,000, and there are no warrants to purchase the Company's common stock outstanding.

After the Warrant Exercise, the 5% shareholders of the Company are set forth below:

         Shareholder                  No. of share     Percentage

- Dragon Concept Investments ltd.      23,115,800        46.23%
- Nu Vision Investment Ltd.             5,700,000        11.40%
- Comp International Ltd.               4,250,000         8.50%


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

Due to the re-capitalization of BPW, all reference to shares of BPW common stock have been restated to reflect the equivalent number of shares of the Company's common stock outstanding at the Acquisition Date. In other words, the 10,000 shares of BPW's outstanding common stock at October 15, 2003 are restated as 440,775 shares outstanding of the Company, as shown on the accompanying balance sheet.

Weston had no business operation prior to its acquisition in October 2003 of BPW, including all BPW's pending patents on a smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette or Flameless No-Tar Cigarette Substitute (the
FNT Cigarette). Being a "development stage company", Weston commences its principal operation in late 2004. Through its operating subsidiaries in China, the Company manufactured its FNT cigarettes at Shenyang, while another unit in Beijing marketed the products in China and provided after-sales services. This electronic flameless cigarette product can be produced in the shape of a cigarette holder or in the shape of a regular smoking pipe. This
FNT cigarette is a quit-smoking aid and can be used as substitute to the burning cigarette.


CAPITAL RESOURCES; BUSINESS RISKS; GOING CONCERN ASSUMPTION

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At June 30, 2005, the Company had an accumulated deficit of $2,664,792. The Company also realized net loss of $235,431 for the three months ended June 30, 2005.

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


RESTRICTION ON TRANSFER OF ASSETS FROM CHINA

Dividend payments to the Company will be limited by certain statutory regulations in China. No dividends may be paid out of China without first receiving prior approval from the Foreign Currency Exchange Management Bureau. Dividend payments are restricted to 85% of profits, after tax. Repayments of loans or advances from BPW to the Company, unless certain conditions are met, they will be restricted by the Chinese government.


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

The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at period end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at June 30, 2005. Expenses were translated at exchange rates in effect during the period, substantially the same as the period end rates.


START-UP COSTS

The Company, in accordance with the provisions of the American Institute of Certified Public Accounts' Statement of Position
(SOP) 98-5, "Reporting on the costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred.


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


REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's
(SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met:
1 persuasive evidence of an arrangement exits;
2 delivery has occurred and title has passed according to the sale terms;
3 the seller's price to the buyer is fixed or determinable;
4 and collectibility is reasonably assured.

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


PREFERRED STOCK

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designation voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2005, no preferred stock had been issued.


COMMON STOCK AND CONTRIBUTED CAPITAL

The Company is authorized to issue 80,000,000 shares of common stock at $.0001 par value. At June 30, 2005 the company has 50,000,000 common stock shares issued and outstanding.

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

There are net operating loss carry forwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carry forward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $2,664,792 of unused operating losses carry forwards and based on a 30% tax rate has a deferred tax asset of approximately
$799,438 in which the company recorded a valuation allowance for the same amount at June 30, 2005.

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

5. Upon the signing of the agreement, the Company and BPW may not enter into any agreements or contracts to license the intellectual property or to distribute the flameless and no-tar cigarettes in the world, except in Mainland China, with any third party.
Nor shall the Company and BPW support any third party (including themselves) to engage, directly or indirectly, in business a ctivities in competition with Augite in the world, excluding
Mainland China.

As the consideration, Augite agreed to pay the Company and BPW
(i) a one-time licensing fee of approximately $125,000; and (ii) a royalty fee of 5% of Augite's after-tax net income on an annual basis until the patents embodied in the intellectual property expires.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis or Plan of Operation and the other portions of this report on Form 10-QSB contain forward -looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability of financial resources for long term needs, product demand, market acceptance and other factors discussed elsewhere in this report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.


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


Results of Operations

Three Months Ended June 30 2005 Compared to three Months Ended
June 30, 2004


Revenues

The Company had started commercially manufactured its FNT Cigarettes in the second quarter of 2004. Accordingly, the Company had generated product revenues in the sum of US$4,023,183 for the three months ended June 30, 2005, while the sum for the three months ended
June 30, 2004 was US$16,403.


Cost and Expenses

As of the quarter ended June 30, 2005, cost of revenues or cost of goods sold on product sales is US$2,941,320 with the comparative figure in the same period of 2004 of US$5,148.

The general and administrative expenses and research and development cost were $1,251,028 and $60,771, respectively in the second quarter of 2005, compared with US$211,953 general and admin.
Expensed and "no" development cost for the same period of the previous year.


Net Loss

For the three months ended June 30, 2005, we had a net loss of $235,431, or $.01 earnings per share.




Liquidity and Capital Resources

The Company's cash and cash equivalents position as of June 30, 2005 was $398,741, as compared to $632,339 as of December 31, 2004.
The decrease in our cash and cash equivalents position for the three-month period June 30, 2005 was attributable to $40,900 in cash raised from operating activities, offset by $123,025 in cash used in investing activities, US$145,058 used in financing activities and a loss of $6,415 due to effects from foreign exchange rates on cash.

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


PART II.  OTHER INFORMATION

Item 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.                 Description
----------  --------------------------------------------------------
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

On November 22, 2004, the Company filed a Form 8-K on Item 4 to report that the Company dismissed Livingston,Wachtell & Co., LLP,
CPA's and engaged KND & CO. CPA Limited as its independent public accountants.

On June 28, 2005, the Company filed a Current Report on Form 8-K, under Item 3.02 "Unregistered Sales of Equity Securities" to report that at June 28, 2005 certain shareholders of the Company at an exercise their warrants to purchase 8,986,725 shares of common stock of the Company at an exercise price of $0.011 per share ("Warrant Exercise"), which were granted under the Share Exchange Agreement between the Company and shareholders of Best Partners Worldwide Limited dated October 15, 2003, pursuant to which the Company issued warrants to purchase a total of 43,636,725 shares
Of the Company's common stock for a period of five years ending on October 14, 2008, out of which 34,650,000 were exercised on September, 2004. After the Warrant Exercise, the Company's total number of shares issued and outstanding is 50,000,000, and there are no warrants to purchase the Company's common stock outstanding.

After the Warrant Exercise, the 5% shareholders of the Company are set forth below:

          Shareholder               No. of shares      Percentage

- Dragon Concept Investments ltd.     23,115,800         46.23%
- Nu Vision Investment Ltd.            5,700,000         11.40%
- Comp International Ltd.              4,250,000          8.50%




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