Form 10QSB
period 2005-09-30
WESTON TECHNOLOGIES CORP
filed 2005-12-06
CIK 1169353

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-QSB


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ____________ to _____________


              Commission file number:                000-49856
                                         ____________________________________


                        WESTON TECHNOLOGIES CORPORATION
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

                 80 Wall Street, Suite 818, New York, NY 10005
-----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (212) 809-1200
-----------------------------------------------------------------------------
                          (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000,000 shares of common stock, $.0001 par value, as of November 28, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No  [X]




                         WESTON TECHNOLOGIES CORPORATION


                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

(A) Condensed Consolidated Balance Sheets as at September 30, 2005 (Unaudited) and December 31, 2004 (Audited).

(B) Condensed Consolidated Statements of Operations and Comprehensive Profit/(Loss)for the Three Months Ended September 30, 2005 (unaudited) and 2004(Audited).

(C) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005(Unaudited) and 2004(Audited).

(D) Notes to the Condensed Consolidated Financial Statement (Unaudited)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS


ITEM 3. CONTROLS AND PROCEDURES



PART II.  OTHER INFORMATION

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K


PART III.  SIGNATURES





PART I - FINANCIAL INFORMATION



ITEM 1: FINANCIAL STATEMENTS


                                      WESTON TECHNOLOGIES CORP.

(A)                             CONDENSED CONSOLIDATED BALANCE SHEETS



                                               Assets

                                                 Sep. 30, 2005           Dec. 31,2004
                                                  (Unaudited)              (Audited)
                                             ---------------------    ------------------
Current assets
Cash and cash equivalents .............      $             161,416     $         632,339
Inventory .............................                  2,688,480               700,292
Deposits-advance to suppliers .........                    368,479                     -
Deposits-inventory purchases ..........                    914,645               140,384
Accounts receivable ...................                  1,400,089               212,163
Rental deposit ........................                     59,681                59,681
Prepaid expenses and other current assets                  746,178               141,938
                                               -------------------      ----------------
    Total current assets ..............                  6,338,968             1,886,797

Non-current Assets
Property, plant and equipment -at cost.                    424,290               142,935
  Less: accumulated depreciation ......                   (24,066)               (9,334)
                                               -------------------      ----------------
                                                           400,224               133,601

Other assets
  Trademarks ..........................                      8,170                 8,904
  Research and development cost .......                    790,015               972,326
                                               -------------------      ----------------

     Total other assets ...............                    798,185               981,230
                                               -------------------      -----------------

       Total assets ...................        $         7,537,377     $       3,001,628
                                               ====================    =================



                         Liabilities and Stockholders' Equity


Current liabilities
  Accounts payable ....................         $          975,201      $        92,784
  Accrued liabilities .................                    522,167               226,59
  Amount due to affiliates ............                  1,124,662              190,792
  Receipts in advance .................                  2,289,327                   -
                                                 -----------------      ---------------
       Total current liabilities ......                  4,911,357              510,173

Stockholders' equity
  Preferred stock ....................                          -                     -
  Common stock .......................                       5,000                4,101
  Common stock subscribed ............                   3,852,000            3,852,000
  Additional paid in capital .........                   4,667,919            4,659,831
  Accumulated other comprehensive (loss)/income           (15,330)              (4,381)
  Deficit accumulated during the development stage     (2,021,569)          (2,158,096)
                                                 -----------------       --------------
                                                         6,488,020            6,353,455

Less: stock subscription receivable .                  (3,862,000)          (3,862,000)
                                                 -----------------       --------------
       Total stockholders' equity ...                    2,626,020            2,491,455
                                                 -----------------       --------------
Total liabilities and stockholders' equity       $       7,537,377       $    3,001,628
                                                 =====================   ==============


The accompanying notes are an integral part of the condensed consolidated financial statements







                               WESTON TECHNOLOGIES CORP.
(B)     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE PROFIT/(LOSS)




                                                                                 Amounts Since
                               Three Months Ended       Nine Months Ended          Inception
                                 September 30             September 30          July 1, 2003 to
                               2005        2004         2005        2004       September 30, 2005
                           -----------  -----------  -----------  -----------   ----------------
License fees Received      $         -  $   128,205  $            $   128,205   $        128,205

Product Sales                2,147,394      183,679    6,526,545      200,082          8,454,318
Cost of goods sold            (898,992)     (80,786)  (3,947,777)     (85,934)        (5,071,558)
                           -----------  -----------  -----------  -----------   ----------------
Gross Profit on
 product sales               1,248,402      102,893    2,578,768      114,148          3,382,760

Expenses
  Selling, General and
   administrative expenses     545,579      274,816    2,261,342      672,105          5,105,480
  Research and Development
   costs                        60,770            -      182,311            -            430,231
                           -----------  -----------  -----------  -----------   ----------------
Total Operating Expenses       606,349      274,816    2,443,653      672,105          5,535,711

Operating profits/(losses)     642,053      (43,718)     135,115     (429,752)        (2,024,746)


Other income/(expense)
  Interest income /(expense)     1,024      (14,423)       1,266      (46,035)             3,031
  Other income                     146         (519)         146          285                146
                           -----------  -----------  -----------  -----------   ----------------
                                 1,170      (14,942)        1412      (45,750)             3,177

                           -----------  -----------  -----------  -----------   ----------------
Net Profits/(losses)           643,223      (58,660)     136,527     (475,502)        (2,021,569)

Foreign currency translation
   adjustment                   (4,534)           -      (10,949)      (4,453)           (15,330)
                           -----------  -----------  -----------  -----------   ----------------

Comprehensive profits
 /(losses)                 $   638,689  $   (58,660) $   125,578  $  (479,955)  $     (2,036,899)
                           ===========  ===========  ===========  ===========   ================

Basic and diluted
   net earning/(loss)
      per share             $     0.01  $    (0.01)  $        0   $    (0.08)
                           ===========  ===========  ===========  ===========

Weighted average number
   of common shares
    outstanding             50,000,000    6,138,405   50,000,000    5,888,325
                           ===========  ===========  ===========  ===========


The accompanying notes are an integral part of the condensed consolidated financial statements





                            WESTON TECHNOLOGIES CORP.

(C)         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                 Cumulative
                                                                                Amounts Since
                                                  Nine Months Ended               Inception
                                                    September 30,               July 1, 2003 to
                                                2005            2004         September 30, 2005
                                            -------------   -------------    ------------------
Cash Flows from operating activities
    Net Profit/ (loss)                      $     136,527   $    (475,502)   $       (2,021,569)
Adjustments to reconcile net
 loss to net cash used in
    operating activities:
    Depreciation expense                           14,732           2,036                24,066
    Amortization expense                          183,045               -               425,393


Changes in operating assets and liabilities:
    Increase in inventory                      (1,988,188)       (950,133)           (2,639,137)
    Increase in inventory - related company             -         (49,343)              (49,343)
Decrease/(Increase) in accounts receivable     (1,187,926)              -            (1,400,089)
Decrease/(Increase) in deposits
      - inventory purchases - other suppliers    (368,479)       (109,686)             (368,479)
      - inventory purchases - related companies  (774,261)        834,215              (914,645)
Decrease/(Increase) in prepaid expenses and
    other current assets                         (604,239)        (37,362)             (746,178)
Increase in accounts payable and
    accrued liabilities                         1,177,986         410,966             1,497,368
Increase in receipts in advances                2,289,327               -             2,289,327
Increase in rental deposit                              -               -               (59,681)
Increase in amount due to affiliates              933,870               -             1,124,662
                                            -------------   -------------    ------------------
Net cash generated from/(used in)
    Operating activities                    $   (187,606)   $    (374,809)   $       (2,838,305)
                                            -------------   -------------    ------------------
Cash flows from investing activities
    Purchase of trademark                               -          (2,370)               (8,170)
    Research and development                            -               -            (1,215,408)
    Purchases of property and equipment          (281,355)        (72,565)             (424,290)
                                            -------------   -------------    ------------------
Net cash used in investing activities            (281,355)        (74,935)           (1,647,868)
                                            -------------   -------------    ------------------
Cash flows from financing activities
    Proceeds from issuance of common stock          8,987               -             4,662,919
    Long-term debts                                     -       1,410,256                     -
    Principal payment on
    long-term loan-related co.                                   (512,820)                    -
                                            -------------   -------------    ------------------
Net cash provided by financing activities           8,987         897,436             4,662,919

                                            -------------   -------------    ------------------
Foreign exchange effect on cash                   (10,949)         (4,451)              (15,330)
                                            -------------   -------------    ------------------

Net increase in cash and cash equivalents        (470,923)        443,241               161,416
                                            -------------   -------------    ------------------

Cash and cash equivalents
     - beginning of period                        632,339         176,603                     -
                                            -------------   -------------    ------------------
Cash and cash equivalents
     - end of period                              161,416         619,844               161,416
                                            -------------   -------------    ------------------
Supplemental cash flow information:
     Cash paid during the periods for:

                  Interest                $             -   $            -
                                          ===============   ==============
                  Income taxes            $             -   $            -
                                          ===============   ==============



The accompanying notes are an integral part of the condensed consolidated financial statements




(D)                                  NOTES
                TO THE CONDENSED CONSOLODATED FINANCIAL STATEMENTS
                                (UNAUDITED)

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Statesof America for interim financial information and with the instructions to Form 10-QSB and item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accounts of the Company and all of its subsidiaries are included in the consolidated financial statements. All significant inter-company accounts and transactions have been eliminated in consolidation. The consolidated operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

1.	Overview of the Group Structure

(a) Weston Technologies Corporation

-  Weston Technologies Corp. (a development stage company at September 30,
2005) (the "Company") was incorporated in the State of Delaware on March 8, 2002, as a "blank check company" to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

(b) Waywood Investment Limited

- Waywood Investment Limited, ("Waywood") was the sole shareholder of the Company at inception. On February 26, 2003, Waywood sold 85% of its stock interest or 4,250,000 shares in the Company to Comp International Limited, a British Virgin Islands Corporation ("BVI").

(c) Dragon Concept Investment Limited

- Dragon Concept Investment Limited ("Dragon Concept"), which is a private company in Hong Kong, is the principal shareholder of Weston Technologies Corporation.

(d) Best Partners Worldwide Limited

- Best Partners World Limited ("BPW"), a corporation registered in the BVI, was incorporated on July 1, 2003. In 2003 BPW acquired from its principal stockholders pending patents to a certain smokeless cigarette product known as the Ultrasonic and Electronic Atomized Cigarette.

(e) Perfect Approach Investments Ltd.

- After the completion of the Stock Subscription Agreement signed on November 3, 2004, Perfect Approach Investment Limited held 606,500 shares of common stock of the Company.


2. Acquisition of Subsidiary and the Share Exchange/Stock Subscription
   Agreements

(a) Acquisition of the Subsidiary and the Share Exchange Agreement

On October 15, 2003 (the "Acquisition Date") the Company entered into a stock exchange agreement with BPW. Pursuant to the stock exchange agreement, BPW became a wholly owned subsidiary of the Company. The acquisition was effected under the stock exchange agreement when the stockholders of BPW exchanged all of the outstanding capital stock of BPW for 440,775 shares of the Company's common stock.

In addition, the stockholders of BPW received warrants to purchase 43,636,725 shares of the Company at an exercise price of $0.001 per share, or $43,636.
The BPW shareholders did not take immediate control of the Company after the share exchange, it was very likely that these warrants would be exercised at a near future date, and the stockholders of BPW would take control of the Company. Since the former stockholders of BPW would own a majority of the issued and outstanding shares of common stock of the Company sometime after the Acquisition Date, this transaction was accounted for as a re-capitalization of BPW, whereby BPW is deemed to be the accounting acquirer and has adopted the capital structure of the Company.

The assets and liabilities of the Company were deemed acquired by the BPW on the Acquisition Date. All financial information included in this report that is as of a time prior to the Acquisition Date, is the financial information of BPW on a stand-alone basis, as if BPW had been the registrant required to file this report. The financial information from and after the Acquisition Date is that of the Company, BPE and its subsidiaries, on a consolidated basis.

The Company had no assets or liabilities at the Acquisition Date, therefore there were no assets and liabilities that, for accounting purposes, were deemed acquired by BPW from the Company.

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

(b) Exercise of warrant

On September 30, 2004, certain shareholders of the Company elected to exercise their warrants to purchase 34,650,000 shares of common stock of the Company. After the Warrant Exercise, the Company's total number of shares increased from 5,761,775 to 41,013,275.

On June 28, 2005, certain shareholders of the Company exercise their warrants to purchase 8,986,725 shares of common stock of the Company at an exercise price of $0.001 per share ("Warrant Exercise"), which were granted under the Share Exchange Agreement between the Company and shareholders of Best Partners Worldwide Limited dated October 15, 2003, pursuant to which the Company issued warrants to purchase a total of 43,636,725 shares of the Company's common stock for a period of five years ending on October 14, 2008, out of which 34,650,000 were exercised on September, 2004. After the Warrant Exercise, the Company's total number of shares issued is 50,000,000, and there are no warrants to purchase the Company's common stock outstanding.

After the Warrant Exercise, the 5% shareholders of the Company are set forth below:

           Shareholder                       No. of shares       Percentage

- Dragon Concept Investments ltd.               23,115,800          46.23%
- Nu Vision Investment Ltd.                      5,700,000          11.40%
- Comp International Ltd.                        4,250,000           8.50%

3. Business Risks and Fundamental Uncertainty

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of pre-existing liabilities of the Company and existing liabilities and commitments in the normal course of business. At September 30, 2005, the Company had an accumulated deficit of $2,021,569 and realized comprehensive profit of $638,689 for the three months ended September 30, 2005.

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

4. Restriction on Transfer of Assets from China, PRC

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

5. Significant Influences of Principal Stockholders

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

6. Principles of Consolidation and Basis of Presentation

The consolidated financial statements for the period presented are including the financial statements of the Company, BPW, SBT (Holdings) Company Limited ("SBT Hong Kong") and its wholly owned subsidiaries, Shenyang SBT Technology Development Co. Limited ("SBT Shenyang") and Beijing SBT Ruyan Technology and Development Company Limited ("SBT Beijing"). The consolidated financial statements were prepared in accordance with the accounting principles generally accepted in the United States of America. All significant inter-company transactions have been eliminated.

The Company has determined that Chinese Yuan (Renminbi) of the Peoples Republic of China to be the functional currency of the Company. There were no gains or losses recognized as a result of translating Chinese Yuan to the U.S. dollars due to the stability of the Chinese Yuan in 2005. No assurance, however, can be given as to the future valuation of the foreign currencies and how further movements in the foreign currencies could affect future earnings of the Company.

The balance sheets of SBT Hong Kong, SBT Shenyang and SBT Beijing were translated at period end exchange rates. The accompanying consolidated balance sheet net assets are all primarily located in the People's Republic of China ("PRC") at September 30, 2005. Expenses were translated at exchange rates in effect during the period, substantially the same as the period end rates.

    6.1 Start-up Costs

The Company, in accordance with the provisions of the American Institute of Certified Public Accounts' Statement of Position (SOP) 98-5, "Reporting on the costs of Start-up Activities", expenses all start-up and organizational costs as they are incurred.

    6.2 Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could be different from those estimates.

    6.3 Revenue Recognition

The Company recognizes revenue from the sale of its products in accordance with the U.S. Securities and Exchange Commission's (SEC) Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. In SAB No. 101, the SEC expressed its view that revenue was realizable and earned when the following four criteria were met:

 (1) persuasive evidence of an arrangement exits;
 (2) delivery has occurred and title has passed according to the sale terms;
 (3) the seller's price to the buyer is fixed or determinable; and
 (4) collectibility is reasonably assured.

Shipping and handling costs incurred by the Company are included in cost of goods sold and those costs that are billed to customers are included in net sales.

    6.4 Earnings /(Losses) per Share

Basic Earnings/(Losses) per Common Share ("EPS") is calculated by dividing net profits/(losses) by the weighted average number of common shares during the periods. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

    6.5 Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $0.0001 par value, with designated voting and other rights. The issuance of preferred stock is in accordance with the decision determined by the "Board of Directors". At September 30, 2005, no preferred stock had been issued.

    6.6 Common Stock and Contributed Capital

The Company is authorized to issue 80,000,000 shares of common stock at $0.0001 par value. At September 30, 2005 the company has 50,000,000 common stock shares issued.

On November 3, 2004, the Company entered into a Stock Subscription Agreement with Perfect Approach Investments Limited ("Perfect Approach") whereby Perfect Approach agreed to purchase 601,500 shares the common stock of the Company for an aggregate consideration of US$2,050,000.

Perfect Approach is an existing shareholder of Weston. Upon completion of the stock subscription, Perfect Approach holds 606,500 shares of common stock of the Company.

    6.7 Income Taxes

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

There are net operating loss carry forwards allowed under the Hong Kong and China's governments' tax systems. In China, the previous five years net operating losses are allowed to be carry forward five years to offset future taxable income. In Hong Kong, prior years net operating losses can be carried forward indefinitely to offset future taxable income. The Company has available approximately $2,021,569 of unused operating losses carry forwards and based on a 30% tax rate has a deferred tax asset of approximately $606,471 in which the company recorded a valuation allowance for the same amount at September 30, 2005.

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



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLANS OF OPERATIONS

Management's Discussion and Analysis or Plan of Operation and the other portions of this report on Form 10-QSB contain forward-looking information that involves Risks and uncertainties. Our actual results could be different materially from those anticipated by the forward-looking information. Factors that cause such differences may be including, but are not limited to, availability of financial resources for long term needs, product demand, market acceptance and other factors discussed elsewhere in this report. This management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

(A) Overview

The Company conducted its business through its wholly owned subsidiary Best Partners Worldwide Limited ("BPW"). BPW was incorporated on July 1, 2003 in the British Virgin Islands. BPW owns intangible assets of all the pending patents of an invention known as the flameless and no-tar cigarette substitute. The Company believes that the pending patents may have potential for commercial use.

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

(B) Plan of Operation

BPW through its wholly owned subsidiary SBT (Holdings) Company Limited had started to conduct marketing business in Beijing, the PRC as the starting point of market development in June 2004, and has generated revenues in the sum of US$6,526,545 in the nine months ended September 30, 2005 and also purchased certain office equipment, supplies and raw materials for the production of the flameless and no-tar cigarette substitute.

The Company had started to manufacture FNT Cigarettes in China for the Chinese domestic market in May 2004. The Company also intends to contract with Axiom Manufacturing Services Limited, an affiliate of the Company, in South Wales, UK to manufacture FNT Cigarettes for the World markets.

(C) Results of Operations

The following are summaries of the operating results for the period ended September 30, 2005 with comparison to the same period of 2004:

1. Sales

The Company had started commercially manufactured its FNT Cigarettes in the second quarter of 2004. The Company had generated product revenues in the sum of $6,526,545 for the period ended September 30, 2005 (2004: $200,082).

2. Cost and Expenses

As of the period ended September 30, 2005, cost of goods sold on product sales is $3,947,777 (2004: $85,934).

The selling, general and administrative expenses, research and development cost were $2,261,342 (2004: $672,105) and $182,311 (2004: Nil) respectively in the period ended September 30, 2005, total $2,443,653 (2004: $672,105).

3. Comprehensive Profit

For the period ended September 30, 2005, the Company had a comprehensive profit of $125,578 (2004: $479,955 loss) and $0.01 earnings per share (2004: $0.08 loss per share).

4. Liquidity and Capital Resources

The Company's cash and cash equivalents position as of September 30, 2005 was $161,416 (2004: $619,844). The decrease in the cash and cash equivalents position for the period ended September 30, 2005 was due to $187,606
(2004: $374,809) of cash used in operating activities and $281,355 (2004:
$74,935) of cash used in investing activities, offset by $8,987 (2004:
$897,436) cash inflow from financing activities and with a loss incurred of $10,949 (2004: $4,451) due to effect from foreign exchange rates on cash.

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



                          PART II.  OTHER INFORMATION


ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

 Exhibit No.                 Description
-------------  ---------------------------------------------------------------
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

The following is the summary of Form 8-K:

  Date            Item No.      Subject
27 Feb. 2003      Item 1        Change in Control of Registrant
29 Oct. 2003      Item 5        Other Events
06 Nov. 2003      Item 5        Other Events
26 Mar. 2004      Item 4        Changes in Registrant's Certifying Accountants
                  Item 5        Other Events and Regulation FD Disclosure
21 Jul. 2004      Item 5        Other Events and Regulation FD Disclosure
15 Oct. 2004      Item 5.01     Change in Control of Registrant
03 Nov. 2004      Item 3.02     Unregistered Sales of Equity Securities
22 Nov. 2004      Item 4.01     Changes in Registrant's Certifying Accountants
28 June. 2005     Item 3.02     Unregistered Sales of Equity Securities.

Latest Form 8-K

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



                              Part III  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Weston Technologies Corporation


By: /s/ Yin Sen Wong
------------------------------------
Yin Sen Wong, Chief Executive Officer

Date: December 5, 2005


By: /s/ Isaacs K. Li
------------------------------------
Isaacs K. Li, Chief Financial Officer
(principal accounting officer)

Date: December 5, 2005